Form 10-Q
period 2015-01-31
FinTech Acquisition Corp
filed 2015-03-30
CIK 1614818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36846

FINTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-5380892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

712 Fifth Avenue, 12th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 735-1498

Not Applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 30, 2015, there were 13,733,333 shares of common stock of the Company issued and outstanding.

FINTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	January 31, 2015	October 31, 2014
	(unaudited)	(audited)
ASSETS

Current assets - Cash and cash equivalents	$29,223	$4,738
Non-current assets - Deferred offering costs	404,799	221,225
Total assets	$434,022	$225,963

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$27,207	$20,783
Loan from sponsor	69,211	25,294
Accrued offering costs	347,717	183,475
Total Liabilities	444,135	229,552
Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 3,933,333 and 3,916,667 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively (1)	3,933	3,917
Additional paid-in capital	21,317	21,083
Accumulated deficit	(35,363)	(28,589)
Total stockholders' deficit	(10,113)	(3,589)
Total liabilities and stockholders' deficit	$434,022	$225,963

(1)	Includes an aggregate of 500,000 shares forfeited by the initial stockholders on March 29, 2015. The shares were forfeited because the underwriter's over-allotment option expired and was not exercised (Note 5).

The accompanying notes are an integral part of the condensed financial statements

FINTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended	Three months ended
	January 31, 2015	January 31, 2014

Formation, general & administrative costs	$6,774	$-
Net loss	(6,774)	-

Weighted average number of common shares outstanding - basic and diluted (1)	3,433,333	3,433,333
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 500,000 shares forfeited by the initial stockholders on March 29, 2015. The shares were forfeited because the underwriter's over-allotment option expired and was not exercised (Note 5).

The accompanying notes are an integral part of the condensed financial statements

FINTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended	Three months ended
	January 31, 2015	January 31, 2014

Cash flows from operating activities:
Net loss	$(6,774)	$-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,424	-
Net cash used in operating activities	(350)	-

Cash flows from financing activities:
Cash paid for deferred offering costs	(18,363)	-
Loan from sponsor	42,948	-
Proceeds from stock issuance	250	-
Net cash provided by financing activities	24,835	-

Net increase in cash and cash equivalents	24,485	-
Cash and cash equivalents at beginning of the period	4,738	-
Cash and cash equivalents at end of the period	$29,223	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$164,242	$-
Loan from sponsor used to pay deferred offering costs	$969	$-
Loan to sponsor for issuance of common stock	$-	$112

The accompanying notes are an integral part of the condensed financial statements

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on November 1, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on February 12, 2015. The Company consummated the Initial Public Offering of 10,000,000 units (“Units”) at $10.00 per Unit on February 19, 2015, generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 Units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to FinTech Investor Holdings, LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), the underwriter for the Initial Public Offering, generating gross proceeds of $3,000,000, which is described in Note 4.

Transaction costs amounted to $7,668,160, inclusive of $2,000,000 of underwriting fees, $5,000,000 of deferred underwriting fees payable, and $668,160 of Initial Public Offering costs. As described in Note 6, the $5,000,000 deferred underwriting fee payable is contingent upon the consummation of an initial Business Combination by August 19, 2016. As described in Note 6, payment of $50,000 of the deferred legal fees payable is also contingent upon the consummation of an initial Business Combination by August 19, 2016. In addition, at February 19, 2015, $528,302 of cash was held outside of the Trust Account (as defined below) and was available for the payment of offering costs, repayment of loan from Sponsor, and to fund operations.

Following the closing of the Initial Public Offering on February 19, 2015, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and is invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds held in the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and placements units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company may not submit the proposed initial Business Combination for shareholder approval, unless required by law or stock exchange listing requirements. The Company expects to proceed with a Business Combination if it is approved by the board of directors. If the Company is required to seek shareholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of its common stock upon the consummation of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Initial Public Offering. These shares of common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, and in any event, the terms of any proposed Business Combination may require the Company’s net tangible assets to be greater than $5,000,001. The Company’s officers and directors, and the Sponsor, Daniel Cohen, Betsy Cohen, Frank Mastrangelo, James J. McEntee and DGC Family FinTech Trust (together the “Initial Shareholders”), have agreed, if the Company is required to seek shareholder approval of its Business Combination, to vote shares held by them in favor of approving a Business Combination.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company has until August 19, 2016 to consummate its initial Business Combination. If the Company is unable to consummate an initial Business Combination by August 19, 2016, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any portion of the interest earned thereon which was not previously used for working capital or to pay dissolution expenses or taxes, pro rata to the public shareholders by way of redemption of the public shares (which redemption would completely extinguish such holders’ rights as shareholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation.

The Initial Shareholders and Cantor Fitzgerald have agreed to waive their redemption rights with respect to the Founder Shares (as defined in Note 5 below) and Placement Units (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination by August 19, 2016 and (iii) upon the Company’s liquidation prior August 19, 2016. The Initial Shareholders have also agreed to waive their redemption rights with respect to any public shares acquired in or after the Initial Public Offering in connection with a Business Combination. However, the Initial Shareholders will be entitled to redemption rights with respect to public shares if the Company fails to consummate a Business Combination or liquidates by August 19, 2016, and Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any public shares it acquires in or after the Initial Public Offering. Cantor Fitzgerald has also agreed to waive its rights to its Initial Public Offering deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination by August 19, 2016 and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to any shares held in excess of an aggregate of 20.0% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) reporting requirements under Article 10 of Regulation S-X. The accompanying financial statements should be read in conjunctions with the audited financial statements for the year ended October 31, 2014 contained in the Company’s Form S-1 filed with the SEC on January 14, 2015.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of January 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period excluding shares of common stock forfeited by certain of our Initial Shareholders subsequent to the period end. At January 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Emerging growth company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At January 31, 2015, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Deferred offering costs

Deferred offering costs consist of legal fees and offering expenses incurred through the balance sheet date that are directly related to the Initial Public Offering that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of January 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. state, U.S. city or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state, U.S. city and foreign tax laws. The Company files income tax returns with U.S. federal, Delaware, New York, and New York City jurisdictions. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audit is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of January 31, 2015.

Recently issued accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	INITIAL PUBLIC OFFERING

On February 19, 2015, the Company sold 10,000,000 Units in its Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.001 par value (“Common Stock”), and one redeemable common stock purchase warrant (“Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $12.00 and will become exercisable on the later of (a) 30 days after the consummation of the initial Business Combination, or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants expire at 5:00 p.m., New York time, five years after the consummation of the Initial Business Combination or earlier upon redemption or liquidation. On the exercise of any Public Warrant, the Public Warrant exercise price will be paid directly to the Company and not placed in the Trust Account. The Public Warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the Public Warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. The Company will not redeem the Public Warrants unless it has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock is available and current throughout the 30-day redemption period. If the Company does not complete a Business Combination, then the Public Warrants will expire worthless. The Company has classified the Public Warrants within permanent equity as additional paid-in capital in accordance with ASC 815-40 “Derivatives and Hedging.”

4.	PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, the Sponsor and Cantor Fitzgerald purchased 300,000 Placement Units (200,000 Placement Units by the Sponsor and 100,000 Placement Units by Cantor Fitzgerald), each consisting of one share of Common Stock (each a “Placement Share”) and one warrant (each, a “Placement Warrant”) to purchase one share of Common Stock exercisable at $12.00 per share, at a price of $10.00 per unit in a private placement. The total purchase price for the Placement Units was $3 million. There are no redemption rights or rights to liquidating distributions from the Trust Account with respect to the Placement Shares or Placement Warrants.

The Placement Units and their component securities are the same as the Units sold in the Initial Public Offering and their component securities except that they are not transferable, assignable or salable until 30 days after the consummation of the initial Business Combination, subject to certain limited exceptions, and the Placement Warrants are non-redeemable so long as they are held by the Sponsor, Cantor Fitzgerald, or their permitted transferees. If the Placement Warrants are held by someone other than the Sponsor, Cantor Fitzgerald, or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

5.	RELATED PARTY TRANSACTIONS

Founder Shares

On November 1, 2013, the Company issued an aggregate of 112 shares of common stock to certain of the Initial Shareholders for an aggregate purchase price of $112; on July 2, 2014, the Company issued an aggregate of 3,916,555 shares of common stock to certain of the Initial Shareholders for an aggregate purchase price of $24,888; and, on January 12, 2015, the Company issued 16,666 shares of common stock to the Sponsor for an aggregate purchase price of $250 (collectively, the “Founder Shares”). On March 29, 2015, the underwriter did not exercise its overallotment option, and the Initial Shareholders, pursuant to a written agreement with the Company, forfeited an aggregate of 500,000 Founder Shares.

The Founder Shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Initial Shareholders have waived their redemption rights with respect to their Founder Shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination by August 19, 2016 and (iii) upon the Company’s liquidation prior by August 19, 2016. If the Company submits the initial Business Combination to the Company’s public shareholders for a vote, the Initial Shareholders have agreed to vote their Founder Shares, any public shares they hold, and in the case of the Sponsor, its Placement Shares, in favor of the initial Business Combination.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of the Company’s initial Business Combination, (ii) with respect to 20% of such shares, when the closing price of the Company’s Common Stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, (iii) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, (iv) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and (v) with respect to 20% of such shares, when the closing price of the Company’s Common Stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination or earlier, in any case, if, following a Business Combination, the Company engages in a subsequent transaction (1) resulting in the Company’s shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of the Company’s board of directors or management team in which the company is the surviving entity.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Initial Shareholders and holders of Placement Units are entitled to registration rights as described in Note 6.

Loan from Sponsor

In order to finance organizational costs and other costs relating to the Initial Public Offering, the Sponsor committed to loan the Company funds as may be required, to a maximum of $500,000. These loans were non-interest bearing, unsecured and payable on the earlier of March 31, 2015 or the consummation of the Initial Public Offering. At January 31, 2015, the balance outstanding was $69,211. Subsequent to January 31, 2015, the Sponsor paid an additional $70,000 for expenses related to the Initial Public Offering. The outstanding balance was repaid at or shortly following the consummation of the Initial Public Offering on February 19, 2015.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed to loan the Company funds as may be required, to a maximum of $750,000. If the Company consummates an initial Business Combination, the Company will repay such loaned amounts. If the Company does not consummate an initial Business Combination, the Company may use a portion of any working capital held outside the Trust Account to repay such loaned amounts; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the full amount loaned, the unpaid amounts would be forgiven. Any part or all of such loans may be convertible into additional warrants at $0.75 per warrant (a maximum of 1,000,000 warrants if the full $750,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of the lender. The warrants would be identical to the Placement Warrants.

Private Placement

On January 12, 2015, the Company entered into an amended and restated subscription agreement with the Sponsor providing for the purchase by the Sponsor of 200,000 Placement Units at a price of $10.00 per Unit in a private placement transaction, which is described further in Note 4.

6.	COMMITMENTS & CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 12, 2015, the holders of the Founder Shares, as well as the holders of the Placement Units (and any underlying securities) and any warrants that may be issued upon conversion of working capital loans made to the Company by the Sponsor, are entitled to registration rights. The holders are entitled to make up to three demands, excluding short form registration demands. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by us. The Company will bear the costs and expenses of filing any such registration statements.

The Company has agreed that, as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use their best efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering, or a new registration statement, for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the Public Warrants, and the Company will use their best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered, the shares of Common Stock issuable upon exercise of the warrants, to the extent an exemption therefrom is not available.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover the overallotments at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ overallotment expired on March 29, 2015 and was not exercised.

The underwriters received an underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, excluding any amounts raised pursuant to the overallotment option. In addition, the underwriters will be entitled to a deferred fee of (i) five percent (5.0%) of the gross proceeds of the Initial Public Offering. If no Business Combination is consummated within 18 months of the completion of the Initial Public Offering, the deferred underwriting fee will not be paid, and the amount of such fee will be available to fund the redemption of shares owned by the public stockholders.

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $125,000 upon the consummation of an initial Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated within 18 months of the completion of the Initial Public Offering, the Company will only be obligated to pay $75,000 of such fees, and its attorneys have agreed to waive $50,000 of the $125,000 deferred legal fee.

7.	STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series. At January 31, 2015, there were no preferred shares outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At January 31, 2015, there were 3,933,333 shares of Common Stock issued and outstanding, of which 500,000 Founder Shares were forfeited by certain Initial Stockholders on March 29, 2015. The shares were forfeited because the underwriters’ overallotment expired and was not exercised.

8.	REVISED PRIOR PERIOD AMOUNTS

During the preparation of the February 19, 2015 balance sheet filed with Form 8-K, the Company identified an error related to the overstatement of accrued expenses. The error reported in the income statement amounted to $13,575 of additional formation, general & administrative costs for the year ended October 31, 2014. In addition, accounts payable and accrued expenses was overstated by $13,575 at October 31, 2014.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors, based on an analysis of quantitative and qualitative factors, as to whether they were material to each of the prior reporting periods affected and if amendments of previously filed registration statements with the SEC are required. The Company has determined that though quantitatively material to the previous period, qualitatively the Company believes the overstatement of accrued expenses would not have influenced an investor’s decision making process. In accordance with SAB 108, the Company will include this revised financial information when it files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.

A summary of the effects of the correction on the financial statements as of and for the year ended October 31, 2014 are presented in the table below:

	As Previously Reported	As Corrected

Accounts payable and accrued expense	$34,358	$20,783
Accumulated deficit	$(42,164)	$(28,589)
Formation, general & administrative costs	$42,164	$28,589
Net loss	$(42,164)	$(28,589)

9.	SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the financial statements are filed for potential recognition or disclosure. Any material events that occur between the balance sheet date and filing date are disclosed as subsequent events, while the financial statements only reflect any conditions that exist at the balance sheet date. Based upon this review, except as discussed elsewhere, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to FinTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our registration statement and prospectus for the initial public offering (the “Initial Public Offering”) of our units (“Units”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 1, 2013 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to use cash from the proceeds of our Initial Public Offering and the private placement of our Units that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt to effectuate our initial Business Combination. We have until August 19, 2016 to consummate our initial Business Combination. If we do not consummate an initial Business Combination by August 19, 2016, we will distribute the aggregate amount then on deposit in the Trust Account (as defined below), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up our affairs.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to January 31, 2015 were organizational activities and those necessary to prepare for our Initial Public Offering. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

Upon the consummation of our Initial Public Offering on February 19, 2015, we deposited $100,000,000 of the gross proceeds of the Initial Public Offering and Private Placement into a trust account (the “Trust Account”).  There were no securities or funds in the Trust Account at January 31, 2015. Funds in the Trust Account may be invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds investing solely in U.S. treasuries and meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Shortly after the consummation of our Initial Public Offering, the funds held in the Trust Account were invested in U.S. treasury bills that meet the conditions specified in Rule 2a-7 under the Investment Company Act. Following our Initial Public Offering we have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses relating to an initial Business Combination. We believe that we have sufficient funds available to us to complete our efforts to complete an initial Business Combination within the required time frame.

For the three months ended January 31, 2015, we had a net loss of $6,774 and incurred costs of $183,574 relating to our Initial Public Offering, which were classified as deferred offering costs on our condensed balance sheet at January 31, 2015. This compares with net loss of $0 for the three months ended January 31, 2014, and $0 in costs relating to our organization and the Initial Public Offering incurred during such three month period.

Liquidity and Capital Resources

As of January 31, 2015, we had cash of $29,223 and a working capital deficit of $414,912. Until the consummation of the Initial Public Offering, our only source of liquidity was the sale of 3,933,333 shares of our Common Stock (the “Founder Shares”) to our Sponsor and certain of our initial shareholders for an aggregate purchase price of $25,250, and monies loaned to us by the Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering. As of January 31, 2015, the Sponsor had loaned as an aggregate of $69,211 to finance organizational costs and other expenses relating to the Initial Public Offering (see Part I, Item 1, Note 5 to our Condensed Financial Statements–Related Party Transactions).

Subsequent to the quarterly period covered by this report, on February 19, 2015, we consummated the Initial Public Offering of 10,000,000 of our Units at a price of $10.00 per Unit generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we sold an aggregate of 300,000 Units (the “Placement Units”) in the Private Placement for an aggregate purchase price of $3,000,000, or $10.00 per Unit, to the Sponsor (200,000 Units) and Cantor Fitzgerald & Co. (100,000 Units), the underwriter for the Initial Public Offering (“Cantor Fitzgerald”), pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $12.00 per share, subject to adjustment (a “Placement Warrant”). Following the Initial Public Offering, $100,000,000 of the gross proceeds of the Initial Public Offering and the Private Placement were placed into the Trust Account, and we had $348,933 in cash held outside of the Trust Account after payment of all costs related to the Initial Public Offering and net of the $125,000 of deferred legal fees relating to the Initial Public Offering (see Part I, Item 1, Note 6 to our Condensed Financial Statements–Commitments and Contingencies). We incurred an aggregate of $7,668,160 in Initial Public Offering related costs, including $2,000,000 of underwriting fees, $5,000,0000 of deferred underwriting fees (which are held in the Trust Account) and $125,000 of deferred legal fees (see Part I, Item 1, Note 6 to our Condensed Financial Statements–Commitments and Contingencies).

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. We may withdraw interest on funds held in the Trust Account for working capital purposes, the payment of taxes or dissolution expenses, if any. We estimate our annual franchise tax obligations, based on the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $77,000. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the Trust Account. We do not expect the interest earned on the amount in the Trust Account will be sufficient to pay our income and franchise taxes. If we use our equity or debt securities as consideration for our initial Business Combination, or we do not use all of the funds released from the Trust Account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial Business Combination, including loans made to us by the Sponsor to fund an Initial Business Combination or for working capital (see Part I, Item 1, Note 5 to our Condensed Financial Statements–Related Party Transactions).

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay taxes and for working capital purposes.

The Sponsor has committed to loan us funds from time to time of up to a maximum of $750,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. See Part I, Item 1, Note 5 to our Condensed Financial Statements–Related Party Transactions, for a description of the terms of this loan.

Off-balance sheet financing arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net loss per share

Net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period excluding shares of common stock forfeited by certain of our initial shareholders subsequent to the period end.

Deferred offering costs

Deferred offering costs consist principally of legal and offering expenses incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on February 19, 2015.

Income taxes

We comply with the accounting and reporting requirements of Financial Authority Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. We compute deferred income tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of January 31, 2015. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since inception.

We may be subject to potential examination by U.S. federal, U.S. state, U.S. city or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state, U.S. city and foreign tax laws. We file income tax returns with U.S. federal, Delaware, New York, and New York City jurisdictions. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our policy for recording interest and penalties associated with audit is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of January 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through January 31, 2015 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at January 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2105, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated February 12, 2015 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our prospectus dated February 12, 2015 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In January 2014, we sold an aggregate of 16,666 Founder Shares to the Sponsor for an aggregate purchase price of $250, or approximately $0.015 per share. Prior to the period covered by this report, we sold an aggregate of 3,916,667 Founder Shares to the Sponsor and certain of our initial shareholders for aggregate consideration of $25,000, or $0.0064 per share. The Founder Shares were sold pursuant to an exemption from registration contained in in Section 4(a)(2) of the Securities Act and 500,000 of the Founder Shares were subject to forfeiture to the extent the underwriter’s over-allotment option in connection with the Initial Public Offering was not exercised. The underwriter’s over-allotment option expired on March 29, 2015 without exercise and on March 29, 2015 the Sponsor and certain of our other initial shareholders returned to us an aggregate of 500,000 Founder Shares, which we subsequently cancelled.

Subsequent to January 31, 2015, on February 19, 2015, we sold 300,000 Placement Units in the Private Placement for an aggregate purchase price of $3,000,000, or $10.00 per Unit, to the Sponsor (200,000 Units) and Cantor Fitzgerald (100,000 Units), pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one share of Common Stock and a Placement Warrant.  The Placement Warrants are identical to the warrants included in the Units issued in the Initial Public Offering (see Part I, Item 1, Note 3 to our Condensed Financial Statements–Initial Public Offering), except that, if held by the Sponsor, Cantor Fitzgerald or their permitted assigns, (a) they may be exercised for cash or on a cashless basis; (b) they are not subject to being called for redemption and (c) they (including the Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of an initial Business Combination. In addition, for as long as the Placement Warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after February 12, 2020.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on February 19, 2015, we sold 10,000,000 Units in our Initial Public Offering at a price of $10.00 per Unit generating gross proceeds of $100,000,000. Each Unit consists of one share of our Common Stock and a warrant to purchase one share of our Common Stock at an exercise price of $12.00 per share, subject to adjustment. See Part I, Item 1, Note 3 to our Condensed Financial Statements–Initial Public Offering, for a description of the other terms of the warrants included in the Units sold in the Initial Public Offering.

Cantor Fitzgerald served as the sole underwriter for the Initial Public Offering. The Units sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-200925), which was declared effective by the SEC on February 12, 2015.

We paid a total of $2,000,000 in underwriting discounts and commissions and approximately $668,160 in other costs and expenses related to the Initial Public Offering. In addition, the underwriter agreed to defer $5,000,000 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial Business Combination. In connection with the closing of the Initial Public Offering, we repaid $139,211 in loans made to us by the Sponsor to finance organizational costs and expenses related to the Initial Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of up to $5,000,000 in underwriting discounts and commissions, which will be payable only upon consummation of an initial Business Combination) and the total offering expenses, including deferred legal fees of $125,000 (see Part I, Item 1, Note 6 to our Condensed Financial Statements–Commitments and Contingencies), the total net proceeds from our Initial Public Offering and the Private Placement were $100,342,608, of which $100,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Underwriting Agreement, dated February 12, 2015, between the Company and Cantor, Fitzgerald & Co. (1)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.1	Investment Management Trust Account Agreement, dated February 12, 2015, between Continental Stock Transfer & Trust Company and the Company (1)
10.2	Letter Agreement, dated February 12, 2015, by and between the Company and Cantor Fitzgerald & Co. (1)
10.3	Letter Agreement, dated February 12, 2015, by and among the Company and certain security holders, officers and directors of the Company (1)
10.4	Amended and Restated Placement Unit Subscription Agreement dated January 12, 2015 with FinTech Investor Holdings, LLC (2)
10.5	Amended and Restated Placement Unit Subscription Agreement dated January 12, 2015 with Cantor Fitzgerald & Co (2)
10.6	Registration Rights Agreement, dated February 12, 2015, between the Company and certain security holders (1)
10.7	Loan Commitment Agreement, dated February 12, 2015, by and among the Company and FinTech Investor Holdings, LLC (1)
10.8	Form of Indemnity Agreement (2)
14.1	Code of Business Conduct and Ethics (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 19, 2015.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-200925).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP.

Date: March 30, 2015	By:	/s/ James J. McEntee, III
James J. McEntee, III
Chief Financial Officer

