Form 10-Q
period 2015-04-30
FinTech Acquisition Corp
filed 2015-06-15
CIK 1614818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 15, 2015, there were 13,733,333 shares of common stock of the registrant issued and outstanding.

FINTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$314,331	$4,738
Prepaid expenses	98,318
Total Current Assets	412,649	4,738

Cash and securities held m Trust Account	100,027,926	-
Deferred offering costs	-	221,225
TOTAL ASSETS	$100,440,575	$225,963

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$-	$20,783
Loan from sponsor	-	25,294
Accrued offering costs	-	183,475
Total Current Liabilities	-	229,552
Deferred underwriting fees	5,000,000	-
Deferred legal fees payable	125,000	-
Total Liabilities	5,125,000	229,552

Commitments and Contingencies
Common stock subject to possible redemption, 9,031,557 and 0 shares at conversion value as of April 30, 2015 and October 31, 2014, respectively	90,315,570	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 25,000,000 shares authorized; 4,701,776 and 3,916,667 shares issued and outstanding (excluding 9,031,557 and 0 shares subject to possible redemption) as of April 30, 2015 and October 31, 2014, respectively	4,701	3,917
Additional paid-in capital	5,036,819	21,083
Accumulated deficit	(41,515)	(28,589)
Total Stockholders' Equity (Deficit)	5,000,005	(3,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$100,440,575	$225,963

The accompanying notes are an integral part of the condensed financial statements.

FINTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended April 30,	Three Months Ended April 30,
	2015	2015

Operating costs	$40,852	$34,078
Loss from operations	(40,852)	(34,078)

Other income:
Interest income	27,926	27,926
Net Loss	$(12,926)	$(6,152)

Weighted average shares outstanding, basic and diluted	7,410,037	11,534,457

Basic and diluted net loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

FINTECH ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders' Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance – November 1, 2014	3,916,667	$3,917	$21,083	$(28,589)	$(3,589)

Issuance of common stock to Sponsor	16,666	16	234	-	250

Sale of 10,000,000 Units, net of underwriters discount and offering expenses	10,000,000	10,000	92,321,840	-	92,331,840

Sale of 300,000 Placement Units	300,000	300	2,999,700	-	3,000,000

Forfeiture of 500,000 shares of common stock due to underwriter not exercising its over-allotment option	(500,000)	(500)	500	-	-

Common stock subject to redemption	(9,031,557)	(9,032)	(90,306,538)	-	(90,315,570)

Net loss	-	-	-	(12,926)	(12,926)

Balance – April 30, 2015	4,701,776	$4,701	$5,036,819	$(41,515)	$5,000,005

The accompanying notes are an integral part of the condensed financial statements.

FINTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended April 30,
2015
Cash Flows from Operating Activities:
Net loss	$(12,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(27,926)
Changes in operating assets and liabilities:
Prepaid expenses	(98,318)
Accounts payable and accrued expenses	(20,783)
Net cash used in operating activities	(159,953)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	250
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000
Proceeds from sale of Placement Units	3,000,000
Payment of offering costs	(434,441)
Loan from Sponsor	42,948
Repayment of loan from Sponsor	(139,211)
Net cash provided by financing activities	100,469,546

Net Change in Cash and Cash Equivalents	309,593
Cash and Cash Equivalents – Beginning	4,738
Cash and Cash Equivalents – Ending	$314,331

Non-cash financing activities:
Payment of offering costs pursuant to loan from Sponsor	$70,969
Deferred underwriting fees	$5,000,000
Deferred legal fees	$125,000

The accompanying notes are an integral part of the condensed financial statements.

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

Transaction costs amounted to $7,668,160, inclusive of $2,000,000 of underwriting fees, $5,000,000 of deferred underwriting fees payable, and $668,160 of Initial Public Offering costs. As described in Note 6, the $5,000,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by August 19, 2016. As described in Note 6, payment of $50,000 of the deferred legal fees payable is also contingent upon the consummation of a Business Combination by August 19, 2016. At April 30, 2015, $314,331 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

Following the closing of the Initial Public Offering on February 19, 2015, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and are invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less; the funds may also be invested in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds held in the Trust Account as described below.

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

The Company may not submit a proposed initial Business Combination for shareholder approval, unless required by law or stock exchange listing requirements. The Company expects to proceed with a Business Combination if it is approved by the board of directors. If the Company is required to seek shareholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock, $0.001 par value, (“Common Stock”) upon the consummation of an initial Business Combination at a per-share price (initially $10.00 per share), payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Initial Public Offering. The per-share amount to be distributed to investors who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s officers and directors, and the Sponsor, Daniel Cohen, Betsy Cohen, Frank Mastrangelo, James J. McEntee and DGC Family FinTech Trust (together the “Initial Shareholders”), have agreed, if the Company is required to seek shareholder approval of its Business Combination, to vote shares held by them in favor of approving a Business Combination.

The Company has until August 19, 2016 to consummate a Business Combination. If the Company is unable to consummate a Business Combination by August 19, 2016, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any portion of the interest earned thereon which was not previously used for working capital or to pay dissolution expenses or taxes, pro rata to the public shareholders by way of redemption of the public shares (which redemption would completely extinguish such holders’ rights as shareholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Initial Shareholders and Cantor Fitzgerald have agreed to waive their redemption rights with respect to the Founder Shares (as defined in Note 5 below) and the shares underlying the Placement Units (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination by August 19, 2016 and (iii) upon the Company’s liquidation prior to August 19, 2016. The Initial Shareholders have also agreed to waive their redemption rights with respect to any public shares acquired in or after the Initial Public Offering in connection with a Business Combination. However, the Initial Shareholders will be entitled to redemption rights with respect to public shares if the Company fails to consummate a Business Combination or liquidates by August 19, 2016, and Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any public shares it acquires in or after the Initial Public Offering. Cantor Fitzgerald has also agreed to waive its rights to its deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination by August 19, 2016 and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and it does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to any shares held in excess of an aggregate of 20% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2014 contained in the Company’s Registration Statement on Form S-1 filed with the SEC on January 14, 2015 and the Company’s audited balance sheet as of February 19, 2015 contained in the Company’s Form 8-K filed with the SEC on February 25, 2015.

The interim results for the three and six months ended April 30, 2015 are not necessarily indicative of the results to be expected for the year ending October31, 2015 or for any future interim periods.

The Company had no activity for the three and six months ended April 30, 2014. Accordingly, the condensed statements of operations and condensed statements of cash flow for the comparative period for the three and six months ended April 30, 2014 are not presented.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of April 30, 2015.

Cash and securities held in Trust Account

At April 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at April 30, 2015, the Common Stock subject to possible redemption in the amount of $90,315,570 (or 9,031,557 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Deferred offering costs

Deferred offering costs consisted principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $7,668,160 were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of Common Stock forfeited by certain of our Initial Shareholders on March 29, 2015. Shares of Common Stock subject to possible redemption at April 30, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At April 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of Common Stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2015, there were no amounts accrued for interest and penalties and there were no unrecognized tax benefits. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by various taxing authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At April 30, 2015, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amount represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. INITIAL PUBLIC OFFERING

On February 19, 2015, the Company sold 10,000,000 Units in its Initial Public Offering. Each Unit consists of one share of the Company’s Common Stock and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $12.00 (see Note 7).

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, the Sponsor and Cantor Fitzgerald purchased 300,000 Placement Units (200,000 Placement Units by the Sponsor and 100,000 Placement Units by Cantor Fitzgerald), each consisting of one share of Common Stock (each a “Placement Share”) and one warrant (each, a “Placement Warrant”) to purchase one share of Common Stock exercisable at $12.00 per share, at a price of $10.00 per unit in a private placement. The total purchase price for the Placement Units was $3,000,000. There are no redemption rights or rights to liquidating distributions from the Trust Account with respect to the Placement Shares or Placement Warrants.

The Placement Units and their component securities are the same as the Units sold in the Initial Public Offering and their component securities except that they are not transferable, assignable or salable until 30 days after the consummation of a Business Combination, subject to certain limited exceptions, and the Placement Warrants are not redeemable so long as they are held by the Sponsor, Cantor Fitzgerald or their permitted transferees.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 1, 2013, the Company issued an aggregate of 112 shares of Common Stock to certain of the Initial Shareholders for an aggregate purchase price of $112; on July 2, 2014, the Company issued an aggregate of 3,916,555 shares of Common Stock to certain of the Initial Shareholders for an aggregate purchase price of $24,888; and, on January 12, 2015, the Company issued 16,666 shares of Common Stock to the Sponsor for an aggregate purchase price of $250 (collectively, the “Founder Shares”). On March 29, 2015, the underwriter’s overallotment option expired without being exercised, and the Initial Shareholders, pursuant to a written agreement with the Company, forfeited an aggregate of 500,000 Founder Shares.

The Founder Shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Initial Shareholders have waived their redemption rights with respect to their Founder Shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination by August 19, 2016 and (iii) upon the Company’s liquidation prior by August 19, 2016. If the Company submits an initial Business Combination to the Company’s public shareholders for a vote, the Initial Shareholders have agreed to vote their Founder Shares, any public shares they hold, and in the case of the Sponsor, its Placement Shares, in favor of such Business Combination.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of a Business Combination, (ii) with respect to 20% of such shares, when the closing price of the Company’s Common Stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 20% of such shares, when the closing price of the Company’s Common Stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iv) with respect to 20% of such shares, when the closing price of the Company’s Common Stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (v) with respect to 20% of such shares, when the closing price of the Company’s Common Stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company engages in a subsequent transaction (1) resulting in the Company’s shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of the Company’s board of directors or management team in which the Company is the surviving entity.

The Initial Shareholders and holders of Placement Units are entitled to registration rights as described in Note 6.

Loan from Sponsor

In order to finance organizational costs and other costs relating to the Initial Public Offering, the Sponsor committed to loan the Company funds as may be required, to a maximum of $500,000. These loans were non-interest bearing, unsecured and payable on the earlier of March 31, 2015 or the consummation of the Initial Public Offering. An aggregate of $139,211 loans were repaid to the Sponsor upon the consummation of the Initial Public Offering or shortly thereafter. At April 30, 2015, no amounts were due to the Sponsor.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor has committed to loan the Company funds as may be required, to a maximum of $750,000. If the Company consummates a Business Combination, the Company will repay such loaned amounts. If the Company does not consummate a Business Combination, the Company may use a portion of any working capital held outside the Trust Account to repay such loaned amounts; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the full amount loaned, the unpaid amounts would be forgiven. Any part or all of such loans may be convertible into additional warrants at $0.75 per warrant (a maximum of 1,000,000 warrants if the full $750,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of the lender. The warrants would be identical to the Placement Warrants.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6. COMMITMENTS & CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 12, 2015, the holders of the Founder Shares, as well as the holders of the Placement Units (and any underlying securities) and any warrants that may be issued upon conversion of working capital loans made to the Company by the Sponsor, are entitled to registration rights. The holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses of filing any such registration statements.

The Company has also granted certain registration rights with respect to the Public Warrants and Placement Warrants, as described in Note 7.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover the overallotments at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ overallotment expired on March 29, 2015 and was not exercised.

The underwriters received an underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of five percent (5.0%) of the gross proceeds of the Initial Public Offering; however, the deferred fee will be payable only if the Company completes a Business Combination. If payable, the deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $125,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated within 18 months of the completion of the Initial Public Offering, the Company will only be obligated to pay $75,000 of such fees, and its attorneys have agreed to waive $50,000 of the $125,000 deferred legal fee.

7. STOCKHOLDER’S EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At April 30, 2015, there were no preferred shares outstanding.

Common Stock – The Company is authorized to issue 25,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of Common Stock are entitled to one vote for each common share. As a result of the expiration of the underwriter’s over-allotment option without exercise, on March 29, 2015, the Initial Shareholders forfeited an aggregate of 500,000 Founder Shares. At April 30, 2015, there were 4,701,776 shares of Common Stock issued and outstanding (excluding 9,031,557 shares of Common Stock subject to possible redemption).

As of April 6, 2015, holders of the Company’s Units were able to separately trade the Common Stock and warrants included in the Units. Those Units not separated continue to trade on NASDAQ under the symbol “FNTCU” and each of the underlying shares of Common Stock and warrants trade on NASDAQ under the symbols “FNTC” and “FNTCW,” respectively.

Warrants – The Company did not register the shares of Common Stock issuable upon exercise of the Public Warrants. However, the Company has agreed to use its best efforts to file a registration statement with respect to the Common Stock issuable upon exercise of the Public Warrants within 15 business days of the closing of a Business Combination, and to cause the registration statement to become effective within 60 business days of the closing of a Business Combination, to maintain a current prospectus relating to those shares of Common Stock until the earlier of the date the Public Warrants expire or are redeemed and, the date on which all of the Public Warrants have been exercised, and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Each Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $12.00 and will become exercisable on the later of (a) 30 days after the consummation of a Business Combination, or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants expire five years after the consummation of a Business Combination or earlier upon redemption or liquidation. On the exercise of any Public Warrant, the Public Warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Public Warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days’ prior written notice after the Public Warrants become exercisable, only in the event that the last sale price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. The Company will not redeem the Public Warrants, and the Public Warrants will not be exercisable on a “cashless basis,” unless an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Common Stock is available. However, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants has not been declared effective by the 60th business day following the closing of the Company’s initial Business Combination, warrant holders may exercise the Public Warrants on a cashless basis until such time as there is an effective registration statement. If the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, the Company’s Board of Directors will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Placement Warrants are the same as the Public Warrants underlying the Units sold in the Initial Public Offering, except that Placement Warrants are not transferable, assignable or salable until 30 days after the consummation of a Business Combination, subject to certain limited exceptions, are exercisable for cash (even if a registration statement covering the Common Stock issuable upon exercise of such Placement Warrants is not effective) or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the Sponsor, Cantor Fitzgerald, or their permitted transferees. If the Placement Warrants are held by someone other than the Sponsor, Cantor Fitzgerald, or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Common Stock at a price below the warrant exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company does not complete a Business Combination in the 18 month period, the warrants may expire worthless.

7. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at April 30, 2015 and October 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	April 30, 2015	October 31, 2014
Assets:

Cash and securities held in Trust Account	1	$100,027,926	$-

8. REVISED PRIOR PERIOD AMOUNTS

During the preparation of the February 19, 2015 balance sheet filed with Form 8-K, the Company identified an error related to the overstatement of accrued expenses. The error reported in the income statement amounted to $13,575 of additional formation, general & administrative costs for the year ended October 31, 2014. In addition, accounts payable and accrued expenses were overstated by $13,575 at October 31, 2014.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors, based on an analysis of quantitative and qualitative factors, as to whether they were material to each of the prior reporting periods affected and if amendments of previously filed registration statements with the SEC are required. The Company has determined that though quantitatively material to the previous period, qualitatively the Company believes the overstatement of accrued expenses would not have influenced an investor’s decision-making process. In accordance with SAB 108, the Company has included this revised financial information in these financial statements and will include this revised financial information in future financial statements filed as part of subsequent reports on Form 10-Q and Form 10-K as part of a registration statement filed under the Securities Act.

A summary of the effects of the correction on the financial statements as of and for the year ended October 31, 2014 are presented in the table below:

	As Previously Reported	As Corrected

Accounts payable and accrued expense	$34,358	$20,783
Accumulated deficit	$(42,164)	$(28,589)
Formation, general & administrative costs	$42,164	$28,589
Net loss	$(42,164)	$(28,589)

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Any material events that occur between the balance sheet date and filing date are disclosed as subsequent events, while the financial statements only reflect any conditions that exist at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our” or the “Company” refer to FinTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, and reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our registration statement and prospectus for the initial public offering (the “Initial Public Offering”) of our units (“Units”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues as of April 30, 2015. Our only activities from inception to April 30, 2015 have been organizational activities, preparation for and consummation of our Initial Public Offering and activities to identify and evaluate potential target businesses. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

Upon the consummation of our Initial Public Offering on February 19, 2015, we deposited $100,000,000 of the gross proceeds of the Initial Public Offering and Private Placement into a trust account (the “Trust Account”).   Funds in the Trust Account may be invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds investing solely in U.S. treasuries and meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Shortly after the consummation of our Initial Public Offering, the funds held in the Trust Account were invested in U.S. treasury bills that meet the conditions specified in Rule 2a-7 under the Investment Company Act. Following our Initial Public Offering we have generated, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses relating to an initial Business Combination. We believe that we have sufficient funds available to us to complete our efforts to complete an initial Business Combination within the required time frame.

For the three and six months ended April 30, 2015, we had net losses of $6,152 and $12,926, respectively, which consist of costs of $34,078 and 40,852, respectively, offset by $27,926 of interest income on the Trust Account for each of the three and six month periods. Costs include professional fees, insurance expense and other operating costs. This compares with net loss of $0 for the each of three and six months ended April 30, 2014.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on February 19, 2015, our only source of liquidity was the sale of 3,933,333 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our Sponsor and certain of our initial shareholders for an aggregate purchase price of $25,250, and monies loaned to us by the Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering. As of April 30, 2015, all such loans from the Sponsor have been repaid (see Part I, Item 1, Note 5 to our Condensed Financial Statements–Related Party Transactions).

On February 19, 2015, we consummated the Initial Public Offering of 10,000,000 of our Units at a price of $10.00 per Unit generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we sold an aggregate of 300,000 Units (the “Placement Units”) in the Private Placement for an aggregate purchase price of $3,000,000, or $10.00 per Unit, to the Sponsor (200,000 Units) and Cantor Fitzgerald & Co. (100,000 Units), the underwriter for the Initial Public Offering (“Cantor Fitzgerald”), pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $12.00 per share, subject to adjustment (a “Placement Warrant”). Following the Initial Public Offering, $100,000,000 of the gross proceeds of the Initial Public Offering and the Private Placement were placed into the Trust Account.

As of April 30, 2015, we had cash of $314,331 held outside the Trust Account. At April 30, 2015, we had $125,000 of deferred legal fees payable relating to the Initial Public Offering, of which $50,000 will be paid only if we consummate a Business Combination, and $5,000,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account (see Part I, Item 1, Note 6 to our Condensed Financial Statements–Commitments and Contingencies).

As of April 30, 2015, we had cash and securities held in the Trust Account of $100,027,926 (including $27,926 of accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through April 30, 2015, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended April 30, 2015, cash used in operating activities was $159,953, consisting primarily of interest earned on the cash and securities held in the Trust Account and payments for our directors and officers insurance policy, accounting fees, and other operating expenses.

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. We may withdraw interest on funds held in the Trust Account for working capital purposes, the payment of taxes or dissolution expenses, if any. We estimate our annual franchise tax obligations, based on the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $77,000. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the Trust Account. We do not expect the interest earned on the amount in the Trust Account to be sufficient to pay our income and franchise taxes. If we use our equity or debt securities as consideration for our initial Business Combination, or we do not use all of the funds released from the Trust Account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial Business Combination, including loans made to us by the Sponsor to fund an Initial Business Combination, or for working capital (see Part I, Item 1, Note 5 to our Condensed Financial Statements–Related Party Transactions). Funds held in the Trust Account may also be used to fund the redemption of Common Stock as described in Part I, Item 1, Note 1 to our Condensed Financial Statements–Description of Organization and Business Operations.

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

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at April 30, 2015, the Common Stock subject to possible redemption in the amount of $90,315,570 (or 9,031,557 shares) is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Income taxes

We comply with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. We compute deferred income tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2015, there were no amounts accrued for interest and penalties and there were no unrecognized tax benefits. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position over the next twelve months.

We may be subject to potential examination by various taxing authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state, U.S. city and foreign tax laws. We file income tax returns with U.S. federal, Delaware, New York, and New York City jurisdictions. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are a blank check company incorporated on November 1, 2013 as a Delaware corporation formed for the purpose of effecting a Business Combination with one or more businesses. We are not presently engaged in and, if we do not consummate a suitable Business Combination prior to August 19, 2016, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Initial Public Offering held in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2105, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

On March 29, 2015 the underwriter’s over-allotment option in connection with the Initial Public Offering expired without exercise and the Sponsor and certain of our other initial shareholders returned to us an aggregate of 500,000 Founder Shares, which we subsequently cancelled.

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

FINTECH ACQUISITION CORP.

Date: June 15, 2015	By:	/s/ James J. McEntee, III
James J. McEntee, III
Chief Financial Officer

