Form 10-Q
period 2015-07-31
FinTech Acquisition Corp
filed 2015-09-09
CIK 1614818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 8, 2015, there were 13,733,333 shares of common stock of the registrant issued and outstanding.

FINTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	July 31, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$188,229	$4,738
Prepaid expenses	105,665	-
Total Current Assets	293,894	4,738

Cash and securities held in Trust Account	100,029,926	-
Deferred offering costs	-	221,225
TOTAL ASSETS	$100,323,820	$225,963

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$-	$20,783
Loan from sponsor	-	25,294
Accrued offering costs	-	183,475
Total Current Liabilities	-	229,552
Deferred underwriting fees	5,000,000	-
Deferred legal fees payable	125,000	-
Total Liabilities	5,125,000	229,552

Commitments and Contingencies
Common stock subject to possible redemption, 9,017,182 and 0 shares at conversion value as of July 31, 2015 and October 31, 2014, respectively	90,198,810	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 25,000,000 shares authorized; 4,716,151 and 3,916,667 shares issued and outstanding (excluding 9,017,182 and 0 shares subject to possible redemption) as of July 31, 2015 and October 31, 2014, respectively	4,716	3,917
Additional paid-in capital	5,153,564	21,083
Accumulated deficit	(158,270)	(28,589)
Total Stockholders' Equity (Deficit)	5,000,010	(3,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$100,323,820	$225,963

The accompanying notes are an integral part of the condensed financial statements.

FINTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

Operating costs	$118,756	$20,387	$159,607	$20,387
Loss from operations	(118,756)	(20,387)	(159,607)	(20,387)

Other income:
Interest income	2,001	-	29,926	-
Net Loss	$(116,755)	$(20,387)	$(129,681)	$(20,387)

Weighted average shares outstanding, basic and diluted	4,701,776	3,416,667	4,181,421	3,416,667

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

FINTECH ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY NINE MONTHS ENDED JULY 31, 2015
(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders' Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance - November 1, 2014	3,916,667	$3,917	$21,083	$(28,589)	$(3,589)

Issuance of common stock to Sponsor	16,666	16	234	-	250

Sale of 10,000,000 Units, net of underwriters discount and offering expenses	10,000,000	10,000	92,321,840	-	92,331,840

Sale of 300,000 Placement Units	300,000	300	2,999,700	-	3,000,000

Forfeiture of 500,000 shares of common stock due to underwriter not exercising its over-allotment option	(500,000)	(500)	500	-	-

Common stock subject to redemption	(9,017,182)	(9,017)	(90,189,793)	-	(90,198,810)

Net loss	-	-	-	(129,681)	(129,681)

Balance – July 31, 2015	4,716,151	$4,716	$5,153,564	$(158,270)	$5,000,010

The accompanying notes are an integral part of the condensed financial statements.

FINTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(129,681)	$(20,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(29,926)	-
Changes in operating assets and liabilities:		-
Prepaid expenses	(105,665)
Accounts payable and accrued expenses	(20,783)	125
Net cash used in operating activities	(286,055)	(20,262)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(100,000,000)	-
Net cash used in investing activities	(100,000,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	250	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000	-
Proceeds from sale of Placement Units	3,000,000	-
Payment of offering costs	(434,441)	-
Loan from Sponsor	42,948	-
Repayment of loan from Sponsor	(139,211)
Net cash provided by financing activities	100,469,546	25,000

Net Change in Cash and Cash Equivalents	183,491	4,738
Cash and Cash Equivalents - Beginning	4,738	-
Cash and Cash Equivalents - Ending	$188,229	$4,738

Noncash Financing Activities:
Payment of offering costs pursuant to loan from Sponsor	$70,969	$-
Deferred underwriting fees	$5,000,000	$-
Deferred legal fees	$125,000	$-

The accompanying notes are an integral part of the condensed financial statements.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on November 1, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”).

The Company has neither engaged in any operations nor generated significant revenue to date. All activity through July 31, 2015 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $7,668,160, inclusive of $2,000,000 of underwriting fees, $5,000,000 of deferred underwriting fees payable, and $668,160 of Initial Public Offering costs. As described in Note 6, the $5,000,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by August 19, 2016. As described in Note 6, payment of $50,000 of the deferred legal fees payable is also contingent upon the consummation of a Business Combination by August 19, 2016. At July 31, 2015, $188,229 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

Following the closing of the Initial Public Offering on February 19, 2015, an amount of $100,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and is invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less; the funds may also be invested in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds held in the Trust Account as described below.

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

The Company may not submit a proposed initial Business Combination for shareholder approval, unless required by law or stock exchange listing requirements. The Company expects to proceed with a Business Combination if it is approved by the board of directors. If the Company is required to seek shareholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock, $0.001 par value (“Common Stock”), upon the consummation of an initial Business Combination at a per-share price (initially $10.00 per share), payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Initial Public Offering. The per-share amount to be distributed to investors who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s officers and directors, and the Sponsor, Daniel Cohen, Betsy Cohen, Frank Mastrangelo, James J. McEntee and DGC Family FinTech Trust (together the “Initial Shareholders”), have agreed, if the Company is required to seek shareholder approval of its Business Combination, to vote shares held by them in favor of approving a Business Combination.

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

The interim results for the three and nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for the year ending October 31, 2015 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of July 31, 2015.

Cash and securities held in Trust Account

At July 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at July 31, 2015, the Common Stock subject to possible redemption in the amount of $90,198,810 (or 9,017,182 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Deferred offering costs

Deferred offering costs consisted principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $7,668,160 were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of Common Stock forfeited by certain of our Initial Shareholders on March 29, 2015. Shares of Common Stock subject to possible redemption at July 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At July 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of Common Stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of July 31, 2015, there were no amounts accrued for interest and penalties and there were no unrecognized tax benefits. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At July 31, 2015, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Loan from Sponsor

In order to finance organizational costs and other costs relating to the Initial Public Offering, the Sponsor committed to loan the Company funds as may be required, to a maximum of $500,000. These loans were non-interest bearing, unsecured and payable on the earlier of March 31, 2015 or the consummation of the Initial Public Offering. An aggregate of $139,211 loans were repaid to the Sponsor upon the consummation of the Initial Public Offering or shortly thereafter. At July 31, 2015, no amounts were due to the Sponsor.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At July 31, 2015, there were no preferred shares outstanding.

Common Stock - The Company is authorized to issue 25,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of Common Stock are entitled to one vote for each common share. As a result of the expiration of the underwriter’s over-allotment option without exercise, on March 29, 2015, the Initial Shareholders forfeited an aggregate of 500,000 Founder Shares. At July 31, 2015, there were 4,716,151 shares of Common Stock issued and outstanding (excluding 9,017,182 shares of Common Stock subject to possible redemption).

As of April 6, 2015, holders of the Company’s Units were able to separately trade the Common Stock and warrants included in the Units. Those Units not separated continue to trade on NASDAQ under the symbol “FNTCU” and each of the underlying shares of Common Stock and warrants trade on NASDAQ under the symbols “FNTC” and “FNTCW,” respectively.

Warrants - The Company did not register the shares of Common Stock issuable upon exercise of the Public Warrants. However, the Company has agreed to use its best efforts to file a registration statement with respect to the Common Stock issuable upon exercise of the Public Warrants within 15 business days of the closing of a Business Combination, and to cause the registration statement to become effective within 60 business days of the closing of a Business Combination, to maintain a current prospectus relating to those shares of Common Stock until the earlier of the date the Public Warrants expire or are redeemed and, the date on which all of the Public Warrants have been exercised, and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available.

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at July 31, 2015 and October 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	July 31, 2015	October 31, 2014
Assets:
Cash and securities held in Trust Account	1	$100,029,926	$-

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9. REVISED PRIOR PERIOD AMOUNTS

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

10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues as of July 31, 2015. Our only activities from inception to July 31, 2015 have been organizational activities, preparation for and consummation of our Initial Public Offering and activities to identify and evaluate potential target businesses. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

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

For the three and nine months ended July 31, 2015, we had net losses of $116,755 and $129,681, respectively, which consist of operating costs of $118,756 and $159,607, respectively, offset by $2,001 and $29,926, respectively, of interest income on the Trust Account for each of the three and nine month periods. Costs include professional fees, insurance expense and other operating costs. This compares with net loss of $20,387 for the each of three and nine months ended July 31, 2014, mainly comprised of professional fees.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on February 19, 2015, our only source of liquidity was the sale of 3,933,333 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our Sponsor and certain of our initial shareholders for an aggregate purchase price of $25,250, and monies loaned to us by the Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering. As of July 31, 2015, all such loans from the Sponsor have been repaid (see Part I, Item 1, Note 5 to our Condensed Financial Statements – Related Party Transactions).

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

As of July 31, 2015, we had cash of $188,229 held outside the Trust Account. At July 31, 2015, we had $125,000 of deferred legal fees payable relating to the Initial Public Offering, of which $50,000 will be paid only if we consummate a Business Combination, and $5,000,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account (see Part I, Item 1, Note 6 to our Condensed Financial Statements – Commitments and Contingencies).

As of July 31, 2015, we had cash and securities held in the Trust Account of $100,029,926 (including $29,926 of accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through July 31, 2015, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended July 31, 2015, cash used in operating activities was $286,055, consisting primarily of a net loss of $129,681, interest earned on the cash and securities held in the Trust Account of $29,926 and payments for our directors and officers insurance policy, NASDAQ annual filing fees, accounting fees, and other operating expenses. For the nine months ended July 31, 2014, cash used in operating activities was $20,262, consisting primarily of a net loss of $20,387.

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. We may withdraw interest on funds held in the Trust Account for working capital purposes, the payment of taxes or dissolution expenses, if any. We estimate our annual franchise tax obligations, based on the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $77,000. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the Trust Account. We do not expect the interest earned on the amount in the Trust Account to be sufficient to pay our income and franchise taxes. If we use our equity or debt securities as consideration for our initial Business Combination, or we do not use all of the funds released from the Trust Account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial Business Combination, including loans made to us by the Sponsor to fund an Initial Business Combination, or for working capital (see Part I, Item 1, Note 5 to our Condensed Financial Statements – Related Party Transactions). Funds held in the Trust Account may also be used to fund the redemption of Common Stock as described in Part I, Item 1, Note 1 to our Condensed Financial Statements – Description of Organization and Business Operations.

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

The Sponsor has committed to loan us funds from time to time of up to a maximum of $750,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. See Part I, Item 1, Note 5 to our Condensed Financial Statements – Related Party Transactions, for a description of the terms of this loan.

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at July 31, 2015, the Common Stock subject to possible redemption in the amount of $90,198,810 (or 9,017,182 shares) is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2105, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 19, 2015.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-200925).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP.

Date: September 9, 2015	By:	/s/ James J. McEntee, III
James J. McEntee, III
Chief Financial Officer

