Form 10-K
period 2015-10-31
FinTech Acquisition Corp
filed 2016-01-26
CIK 1614818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36788

FINTECH ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5380892
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

712 Fifth Avenue, 8th Floor, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 735-1498

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	Nasdaq Capital Market

Warrants, each to purchase one share of Common Stock	Nasdaq Capital Market

Units, each consisting of one share of Common Stock and one Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No ☐

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the registrant, based on the closing price of the registrant’s common units on stock on the last business day of the registrant’s most recently completed second quarter, April 30, 2015, as reported on the Nasdaq Capital Market, was $97,970,000.

As of January 20, 2016, there were 13,733,333 shares of common stock of the registrant issued and outstanding.

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to FinTech Acquisition Corp.;

●	references to our “sponsor” refer to FinTech Investor Holdings, LLC, a Delaware limited liability company formed for the express purpose of acting as the sponsor of our initial public offering. The managing member of our sponsor is Daniel G. Cohen;

●	references to “initial holders” or “initial shareholders” are to Daniel G. Cohen, Betsy Z. Cohen, DGC Family FinTech Trust, Frank Mastrangelo, James J. McEntee, III and our sponsor, but excludes Cantor Fitzgerald & Co., or Cantor Fitzgerald, the underwriter of our initial public offering, which purchased placement units in our private placement;

●	references to “founder shares” are to 3,933,333 shares of our common stock issued by us to our initial shareholders, 500,000 of which were forfeited by the initial holders on March 29, 2015 when the underwriter for our initial public offering did not exercise its overallotment option;

●	references to our “initial public offering” means the initial public offering of 10,000,000 of our units, each unit consisting of one share of our common stock and one warrant to purchase one share of common stock, which was consummated on February 19, 2015.

●	references to our “management” or our “management team” refer to our officers and certain of our directors;

●	references to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders, Cantor Fitzgerald and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 300,000 units purchased by our sponsor and Cantor Fitzgerald, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $3.0 million;

●	references to “placement units” are to the 300,000 units purchased by our sponsor and Cantor Fitzgerald in the private placement, each placement unit consisting of one placement share and one placement warrant;

●	references to “placement shares” are to an aggregate of 300,000 shares of our common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 300,000 shares of our common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement; and

●	references to “trust account” are to the trust account into which $100,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	BUSINESS

Overview

We are a blank check company formed in November 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, with one or more businesses or assets, which we refer to as our initial business combination. We intend to use cash from the proceeds of our initial public offering and the private placement of our units that occurred simultaneously with the completion of the initial public offering, our capital stock, debt or a combination of cash, stock and debt to effectuate our initial business combination. We have until August 19, 2016 to consummate our initial business combination. If we do not consummate an initial business combination by August 19, 2016, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up our affairs.

We have concentrated and intend to continue concentrating our efforts in identifying businesses which provide disruptive technological innovation to the financial services industry, with particular emphasis on businesses that provide data processing; transactional and data security; rewards, loyalty, and consumer engagement platforms by which financial services engage their clients and market and provide services to them; digital marketing; and payment processing services. We are not, however, required to complete our initial business combination with a financial technology business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged.

To date our efforts have been limited to organizational activities, activities relating to our initial public offering and activities relating to identifying and evaluating prospective acquisition candidates.  We have generated no operating revenues to date and we will not generate operating revenues at the earliest until we consummate our initial business combination. The registration statement for our initial public offering was declared effective on February 12, 2015.  We consummated the initial public offering of 10,000,000 units at $10.00 per unit on February 19, 2015, generating gross proceeds of $100,000,000. Each unit consisted of one share of our common stock and one redeemable common stock purchase warrant. Simultaneously with the closing of the initial public offering, we consummated the sale of 300,000 units at a price of $10.00 per unit in the private placement to our sponsor and Cantor Fitzgerald, the underwriter for the initial public offering, generating gross proceeds of $3,000,000.

Following the closing of the initial public offering on February 19, 2015, an amount of $100,000,000 from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 180 days or less; the funds may also be invested in any open ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the funds held in the trust account as described below.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction.

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, and that is reasonably acceptable to Cantor Fitzgerald, with respect to fair market value and that such an initial business combination is fair to our stockholders from a financial point of view. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account).

Business Strategy

We seek to capitalize on the significant financial services, financial technology and banking experience and contacts of Daniel G. Cohen, our President and Chief Executive Officer and a director, Betsy Z. Cohen, our Chairman of the Board, and James J. McEntee, III, our Chief Financial Officer and Chief Operating Officer, and our board of directors to identify, evaluate, acquire and operating a financial technology businesses, although we may pursue a business combination outside that industry. If we elect to pursue an investment outside of that industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding that industry might not be relevant to an understanding of the business that we elect to acquire. For certain information regarding Mrs. Cohen and Messrs. Cohen and McEntee, see “Part III. Item 10 – Directors, Executive Officers and Corporate Governance.”

We have identified the following criteria that we use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately may pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We will seek to acquire one or more businesses with annual revenues of approximately $50 million to $250 million and an enterprise value of approximately $200 million to $800 million.

●	Strong management team. We will seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We will focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We will seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant experience in the financial services and financial technology industries. Daniel G. Cohen, with over 20 years’ experience in the financial services industry, is a founder of The Bancorp, Inc. (“Bancorp”), a financial holding company, the Chairman and Chief Investment Officer of an investment bank and is an officer and director of a broker-dealer subsidiary of the investment bank. Betsy Z. Cohen has over 40 years’ experience in the financial services industry and is a founder and chief executive officer of The Bancorp, Inc., a financial holding company whose banking subsidiary, The Bancorp Bank, provides banking services principally through the internet. James J. McEntee, III, with over 20 years of experience in the financial services industry, is a director of The Bancorp, Inc. and The Bancorp Bank, was previously the Chief Executive Officer of an investment firm specializing in credit related fixed income investment, a managing director of IFMI, (NYSE: IFMI), an investment firm specializing in credit-related fixed income investments, and the Vice-Chairman and Co-Chief Operating Officer of JVB Financial, a registered broker dealer. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry, our management team members have developed a broad array of contacts in the industry. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account initially in the amount of $100,000,000 and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. However, any steps to secure third party financing would be taken simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure will make us an attractive business transaction partner to prospective target businesses. As an existing public company, we will offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act) and will remain such for up to five years. If our non-convertible debt issued within a three year period or revenues exceed $1 billion, or the market value of our common stock that is held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business, which we would disclose in the tender offer or proxy materials.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Acquisition Candidates

In addition to any potential business candidates we may identify on our own, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering offering, public relations and marketing efforts or direct contact by management.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will we pay our initial shareholders or any of our existing officers or directors, or any entity with which they are affiliated, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us by our sponsor to cover offering-relating and organization expenses and (ii) repayment of the up to $750,000 in incremental loans that our sponsor has committed to make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment other than interest earned thereon). None of the initial holders, our officers, our directors or any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us (See “Item 13. Certain Relationships and Related Transactions and Director Independence — Conflicts of Interest”). In addition, our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination, failed to complete our initial business combination by August 19, 2016, which is 18 months from the completion of our initial public offering, or liquidated prior to August 19, 2016.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, initial holders, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA and reasonably acceptable to Cantor Fitzgerald, that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Subject to the Nasdaq requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to the Nasdaq requirement. In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act. We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot provide any assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating a target business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is likely that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot provide any assurance that members of our management team will have experience or knowledge relating to the operations of the particular target business.

We cannot provide any assurance that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot provide any assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We may not seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law. However, we will seek stockholder approval if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a table of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. If our initial shareholders, directors, officers or their affiliates make such purchases, we anticipate that they will approach a limited number of large holders of our securities that have voted against the business combination or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. All holders approached in this manner would be institutional or sophisticated holders. There is no limit on the number of shares they may acquire. Our initial holders, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act, or in transactions which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. We will notify stockholders of such purchases, if any, by press release, filing a Form 8-K or by means of a supplement to our proxy statement.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by our initial shareholders, directors, officers or their affiliates, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination.

Our initial shareholders, officers, directors and/or their affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our initial shareholders, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $100.0 million at October 31, 2015. The initial holders and Cantor Fitzgerald have each agreed with respect to their founder shares and placement shares, and in the case of the initial holders, any public shares held by them, to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made solely by us and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or by a Nasdaq listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In connection with the consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and any shares of common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. In connection with any such tender offer, holders of founder shares have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares and Cantor Fitzgerald has agreed to waive its redemption rights with respect to its placement shares.

If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our sponsor and the other initial holders have agreed to vote their founder shares and placement shares and any public shares held by them in favor of our initial business combination. Additionally, each public stockholder may elect to redeem its public shares, irrespective of whether it votes for or against the proposed transaction, for cash equal to its pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest released to us for working capital purposes, to pay taxes or dissolution costs and subject to certain volume limitations, as described below. In addition, holders of founder shares have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares, and Cantor Fitzgerald has agreed to waive its redemption rights with respect to its placement shares, in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted against their initial business combination by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold and since even those public stockholders who vote in favor of our initial business combination will have the right to redeem their public shares, our structure is different in this respect from the structure that has been used by many blank check companies. This may make it easier for us to consummate our initial business combination. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Moreover, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If the amount of redemptions plus any cash required by our initial business combination would cause our net tangible assets to fall below $5,000,001, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20.0% or more of the shares sold in our initial public offering. We refer to such shares aggregating 20.0% or more of the shares sold in the offering as “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 20.0% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20.0% (less one share) of the shares sold in our initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering stock certificates in connection with a tender offer or redemption rights

If we hold a stockholder meeting to approve a potential business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have until two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until August 19, 2016.

Redemption of public shares and liquidation if no initial business combination

Holders of founder shares and our officers and directors have agreed that we will have only until August 19, 2016 to complete our initial business combination. If we are unable to consummate our initial business combination by August 19, 2016, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination by August 19, 2016, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of the interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial holders and Cantor Fitzgerald have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination and (ii) if we fail to consummate a business combination by August 19, 2016 or if we liquidate prior to August 19, 2016. The initial holders have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination. However, if the initial holders of, or any of our officers, directors or affiliates acquires public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination or liquidate within the required time period. In addition, Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any public shares it acquires. There will be no redemption rights or liquidating distributions from us with respect to our founder shares, placement units or warrants if we do not consummate a business combination by August 19, 2016.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the net proceeds from our initial public offering and the private placement held out of trust, interest income on the balance of the trust account (net of any taxes payable), which will be released to us to fund our working capital requirements, and loans from our sponsor for working capital purposes and to pay expenses to identify an initial business combination to a maximum of $750,000, although we cannot provide any assurance that there will be sufficient funds for such purposes. If such funds are insufficient, Daniel G. Cohen, our President, Chief Executive Officer and a director and the managing member of our sponsor, has agreed to pay the balance of the amount necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such amounts.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot provide any assurance that the actual per-share redemption amount received by stockholders will not be less than the $10.00 per public share initially on deposit in the trust account. Under Section 281(b) of the Delaware General Corporation Law, or DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot provide any assurance that we will have funds sufficient to pay or provide for all creditors’ claims.

We will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In addition we will endeavor, together with the officers and directors of any acquisition target, to obtain waivers of claims to the monies held in the trust account from creditors of such acquisition target (which, for the avoidance of doubt, shall include creditors existing prior to our initial business combination as well as after completion of our initial business combination). However, there is no guarantee that any such third parties or creditors will execute such agreements or waivers or even if they execute such agreements or waivers that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party with which we contract refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party with which we contract, we will obtain the written consent of our sponsor and our board before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, Daniel G. Cohen has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third party claims. We cannot provide any assurance, however, that Mr. Cohen will be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.00 per public share and Mr. Cohen asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Cohen to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Cohen to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot provide any assurance that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We have access to the net proceeds from our initial public offering and the private placement held out of trust, any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, and the commitment of our sponsor to loan us up to $750,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by August 19, 2016 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by August 19, 2016 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by August 19, 2016, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of such interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation and Mr. Cohen’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot provide any assurance that we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We cannot provide any assurance that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not consummate a business combination by August 19, 2016 or if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to August 19, 2016 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination, or have dissolved and liquidated. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not currently have, and do not intend to have, any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We registered our securities under the Exchange Act and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC.  The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot provide any assurance that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although if our non-convertible debt issued within a three year period or revenues exceed $1 billion, or if the market value of our common stock that is held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter, we would cease to be an “emerging growth company” as of the following fiscal year.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending October 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

We are a development stage company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating history and no operating revenues. Our operations through the date of this report have been limited to organizational activities, activities relating to our initial public offering and activities relating to identifying and evaluating prospective acquisition candidates. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses in the financial technology industry and we may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor and the other initial holders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor and the other initial holders have agreed to vote those shares and any placement shares and public shares they hold in favor of our initial business combination. Holders of founder shares held 26.5% of our common stock (including 200,000 placement shares held by our sponsor) as of the date of this report. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares, placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses prior to our entering into a definitive acquisition agreement for a business combination. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.

The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each initial holder and each holder of placement units has agreed to waive his, her or its respective redemption rights with respect to founder shares and placement shares, and in the case of the initial holders, public shares, held by him, her or it in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we will be unable to complete a proposed business combination and that you would have to wait for liquidation in order to redeem your stock.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public shareholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, no public stockholder will receive a distribution from the trust account until we liquidate or such stockholder is able to sell its stock in the open market. Any price obtainable could represent a discount to the pro rata amount in our trust account.

The requirement that we complete a business combination by August 19, 2016 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach that date, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by August 19, 2016. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to August 19, 2016. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by August 19, 2016, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by August 19, 2016. We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination by August 19, 2016, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although we expect all or substantially all of such interest to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination by August 19, 2016, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

If we seek stockholder approval of our business combination, our initial shareholders, directors, officers and their affiliates may elect to purchase shares of common stock from public stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Our directors, officers or their affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in a transaction which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by August 19, 2016, subject to applicable law; or (iii) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to by August 19, 2016 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by August 19, 2016 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond August 19, 2016 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Public stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

Since we intend to use the net proceeds of our initial public offering to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5.0 million upon the completion of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors do not have the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete a business combination than would companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, except in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder, or a “group” of stockholders, who are deemed to hold an aggregate of 20.0% or more of our common stock may not redeem any shares they hold that equal or exceed such 20.0% amount.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 20.0% (less one share) and, in order to dispose of such shares, would be required to sell them in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, public stockholders may receive only $10.00 per share from our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater financial, technical, human and other resources, or more local industry knowledge than we do. While we believe there are numerous businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share from our redemption of our shares, and our warrants will expire worthless.

If the net proceeds from our initial public offering and the private placement held out of trust and the interest income earned on the trust account together with funds made available to us by our sponsor through loans (a maximum of $750,000) are insufficient to allow us to operate until August 19, 2016, we may be unable to complete our initial business combination.

Although we believe that the net proceeds from our initial public offering and the private placement held out of trust and the interest income earned on the trust account, together with funds made available to us by our sponsor through loans, which are limited to $750,000, will be sufficient to allow us to operate until August 19, 2016, we cannot assure this. If the costs, fees and expenses we incur in identifying a target business, negotiating and acquisition agreement and consummating a transaction exceed current estimates, we could exhaust our available funds before the completion of the transaction, which could result in our inability to complete a business combination in the required time period.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend, in part, on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

In addition to depending upon loans from our sponsor, we will depend on interest being earned on the proceeds held in the trust account to provide us with working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. Because of the current low interest rate environment, we may be unable to generate enough interest to fund our needs, thereby reducing funds available to us to identify target businesses and to structure, negotiate or close our initial business combination. If our funds are insufficient, and we are unable to generate funds from other sources, we may be forced to liquidate.

Subsequent to consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.

Even if we conduct extensive due diligence on a target business with which we combine, an examination may not uncover all material risks that may be presented by a particular target business. Furthermore, factors outside of the target business and outside of our control may later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor and our board before entering into an agreement with such third party.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, Daniel G. Cohen has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Cohen has sufficient funds to satisfy his indemnity obligations, we have not asked Mr. Cohen to reserve for such indemnification obligations and we cannot provide any assurance that he would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Daniel G. Cohen, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If proceeds in the trust account are reduced below $10.00 per public share and Daniel G. Cohen asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Cohen to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Cohen to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be subject to burdensome regulatory requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the incurrence of debt;

●	each of which may make it difficult for us to complete a business combination.

In addition, we may have to:

●	register as an investment company;

●	adopt a specific form of corporate structure; and

●	file reports, maintain records, and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our anticipated principal activities will subject us to Investment Company Act regulation. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may make it more difficult to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by August 19, 2016 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following August 19, 2016 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot provide any assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by August 19, 2016 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot provide any assurance that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, except as specified in the warrant agreement, in no event will we be required to issue cash, securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and purchasers of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may reduce the market price of our common stock.

Pursuant to the registration rights agreement entered into concurrently with our initial public offering and the private placement, our initial holders, purchasers of placement units and their permitted transferees can demand that we register the founder shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions (as discussed under “Item 13. Certain Relationships and Related Transactions and Director Independence – Founder shares and placement units”). We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 3,733,333 shares of common stock, and up to 300,000 shares of common stock issuable on exercise of the placement warrants, eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial shareholders are registered.

Because we are not limited to a particular business within the financial technology industry or any other industry or any specific target businesses with which to pursue a business combination, investors will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to consummate a business combination with an operating company in the financial technology industry, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with respect to a business combination, investors have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot provide any assurance that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot provide any assurance that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities in sectors outside of our industry focus (which may or may not be outside of our management’s area of expertise).

Although we currently intend to consummate a business combination in the financial technology industry, we will consider a business combination outside this industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. If we elect to pursue an investment outside of the financial technology industry, our management’s expertise in that industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the financial technology industry might not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 25,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. As of January 20, 2015, there were 966,667 shares of common stock and 5,000,000 shares of preferred stock authorized, available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of our shares and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments has required, and we anticipate will continue to require, substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses for relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of their shares and our warrants will expire worthless.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do currently have and do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.

Our success following our initial business combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.

Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time resources or information. Accordingly, we cannot provide any assurance that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot provide any assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses, with a focus on financial technology businesses. Our executive officers and directors are now and may in the future become affiliated with entities that are in the financial services or financial technology industries or entities engaged in the business of acquiring other entities or businesses. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. See “Item 13. Certain Relationships and Related Transactions and Director Independence — Conflicts of Interest.” Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot provide any assurance that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. The holders of founder shares and our officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the targeted affiliated entity met our criteria for a business combination as set forth in “Item 1. Business – Business Strategy” and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to Cantor Fitzgerald regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. Although we currently have no plans to do so, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Effecting our initial business combination” and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to Cantor Fitzgerald regarding the fairness to our stockholders from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of an investor’s investment in our stock, whether before or after our initial business combination.

Since holders of founder shares and placement units will lose some or all of their investment in us if we do not consummate a business combination, and since certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Holders of founder shares and placement units owned 3,733,333 shares of our common stock as of October 31, 2015, which will be worthless if we do not consummate our initial business combination. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

Although as of October 31, 2015 we had no commitments to issue any notes or other debt securities, or (apart from our sponsor’s commitment to loan us up to $750,000) otherwise to incur debt, we may choose to incur substantial debt in order to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to meet our debt service obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

●	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

●	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

●	use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

We may be able to complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.

We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of our initial public offering, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

●	solely depend upon the performance of a single business, property or asset, or

●	depend upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and investors could lose some or all of their investment in us.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that could result in us being unable to operate the business successfully.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to operate the acquired business successfully.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

We have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, which differs from the structure that has been used by other blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of public shares for which redemption was elected exceeded the maximum redemption threshold pursuant to which such company could proceed with a business combination. However, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, if our initial holders, officers, directors or their affiliates have entered into privately negotiated agreements with public stockholders to acquire public shares. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, and the amount that we redeem may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot provide any assurance that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot provide any assurance that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination. However, if the effect of the proposed amendments would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account, and if such amendments are approved by holders owning at least 65% of the issued and outstanding shares of our common stock, dissenting public stockholders will have the right to redeem their public shares.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 65% of the issued and outstanding shares of our common stock, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock (in each case including all shares held by the initial holders, holders of placement units, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public shareholders to redeem public shares if such an amendment is approved). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination actions more easily that many blank check companies, and this may increase our ability to consummate a business combination with which investors do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders will only receive the $10.00 per share redemption amount.

Because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders would only receive $10.00 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.

Holders of founder shares and purchasers of placement units control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Holders of founder shares and purchasers of placement units owned shares equal to 27.2% of our issued and outstanding shares of common stock as of October 31, 2015. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that other of our stockholders do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder or placement shares are not restricted from purchasing common stock in the market or in privately negotiated transactions, which would increase their control. In addition, our board of directors, whose members were elected by our initial holders, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, and could include amendments to increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.

In our initial public offering, we issued warrants to purchase up to 10,000,000 shares of common stock as part of the public units. In addition, we concurrently sold 300,000 placement units to our sponsor and Cantor Fitzgerald, with each unit consisting of one placement share and a placement warrant to purchase one share of common stock. In addition, our sponsor has committed to loan us a maximum of $750,000 to fund working capital requirements or finance transaction costs in connection with an intended initial business combination, any portion or all of which may be converted, at the option of our sponsor, into additional warrants of the post-business combination entity at $0.75 per warrant (a maximum of 1,000,000 warrants if the full $750,000 is loaned and that amount is converted into warrants).

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock which could reduce the value of the shares of common stock issued to complete the business combination.

The placement warrants and any warrants to be issued to our sponsor upon its conversion of up to $750,000 in working capital loans are or would be identical to the public warrants except that, so long as they are held by our sponsor, Cantor Fitzgerald or their permitted transferees, (a) they will not be redeemable by us, (b) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination and (c) they may be exercised by the holders on a cashless basis. In addition, for as long as the placement warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after August 19, 2020.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary significantly due to one or more potential business combinations, general market and economic conditions and forecasts, our general business condition and the release of our financial reports. An investor may be unable to sell its securities unless a market for such securities can be established or sustained.

Nasdaq may delist our securities from trading which could limit investors’ ability to sell our securities.

Our securities may not continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot provide any assurance that we will be able to meet those listing requirements.

If Nasdaq delists our securities and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board (“OTCBB”) or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of, or no, news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996 prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Purchases of common stock in the open market or in privately negotiated transactions by our initial holders, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If our initial holders, directors, officers or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange. If the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will not comply with Nasdaq’s continued listing rules and our common stock could be de-listed. If our common stock were de-listed, we could face the material consequences set forth in the immediately preceding risk factor.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by August 19, 2016.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may remain an “emerging growth company” for up to five years. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our common stock held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with all public company accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and, beginning with our annual report on Form 10-K for the fiscal year ending October 31, 2016, that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks applicable to financial technology businesses

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

We may be subject to claims from both the firms to whom we provide our products and services and the clients they serve.

If the products or services we provide relate to the facilitation of financial transactions, such as funds or securities settlement systems, and a failure or compromise of our product or service results in loss to a customer or its clients, we may be liable for such loss. The amount of the loss could be significantly greater that the revenues we derived from providing the product or service.

If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline.

We expect that the markets for the products and services of any target business we acquire will likely be characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable in short periods of time. We expect new products and services, and enhancements to existing products and services, will be developed and introduce by others, which will compete with the products and services that we offer. Our success will depend upon our ability to enhance current products and services and to develop and introduce new products and services that keep pace with technological developments and emerging industry standards. If we are unable to develop and introduce new products and services or enhancements in a timely manner, or if a release of a new product or service does not achieve market acceptance, our revenues and future prospects may decline.

Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes.

We expect that the customer base for our products or services will be principally banks, other financial institutions such as insurance companies and securities firms, and financial intermediaries, all of which are subject to extensive regulation. Any product or service we supply to these firms likely will be affected by and designed to comply with the customer’s regulatory environment. If the regulatory environment affecting a particular product or service changes, the product or service could become obsolete or unmarketable, or require extensive and expensive modification. As a result, regulatory changes may impair our revenues and our profitability. If we only provide a single product or service a change in the applicable regulatory environment could cause a significant business interruption and loss of revenue until appropriate modifications are made. Moreover, if the regulatory change eliminates the need for the product or service, or if the expense of making necessary modifications exceeds our resources or available financing, we may be unable to continue in business.

Difficulties with any products or services we provide could damage our reputation and business.

We expect that market acceptance of our products and services will depend upon the reliable operation and security of our systems and their connection to the systems of our customers. Any operational or connectivity failures, system outages or security breaches would likely result in revenue loss to us until corrected and could result in client dissatisfaction, causing them to terminate or reduce their business dealings with us. It may also damage our business reputation, making it more difficult for us to obtain new customers and maintain or expand our business.

A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business.

Depending upon the type of financial technology business we acquire, in the course of providing services to our customers we may collect, process and retain sensitive and confidential information on our customers and their clients. A failure of our systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other causes could result in the misappropriation, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to our reputation with our customers, expose us to the risk of litigation and liability, disrupt our operations, and impair our ability to operate profitably.

We may not be able to protect our intellectual property and we may be subject to infringement claims.

We expect to rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect any proprietary technology of a target business. Although we intend to protect vigorously any intellectual property we acquire, third parties may infringe or misappropriate our intellectual property or may develop competitive technology. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We also may be subject to claims by third parties for infringement of another party’s proprietary rights, or for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s intellectual property, obtain a license for that technology or license alternative technology from another party. None of these alternatives may be available to us at a price which would allow us to operate profitably. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of management and employees. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 712 Fifth Avenue, 8th Floor, New York, New York 10019. The cost for this space is being borne by an affiliate of our sponsor, without cost to us. We consider our current office space adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on February 12, 2015, and our common stock and warrants commenced separate trading on April 6, 2015.  The common stock, warrants and units are each listed on the NASDAQ Capital Market under the symbols FNTC, FNTCW and FNTCU, respectively.

The following table sets forth the high and low sales price for our units, common stock, and warrants for the periods presented.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
April 30, 2015	$9.97	$11.00	$9.70	$9.70	$0.34	$0.40
July 31, 2015	$19.99	$10.67	$9.75	$10.00	$0.30	$0.69
October 31, 2015	$9.96	$10.08	$9.75	$9.82	$0.29	$0.40

Holders

On January 20, 2016, the numbers of record holders of the Company’s common stock, units and warrants were six, two and one, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination, and will be at the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report.

	October 31,
	2015	2014

Income Statement Data:
Loss from operations	$(228,649)	$(28,589)
Net loss	(243,607)	(28,589)

Cash Flow Data:
Net cash used in operating activities	$(321,193)	$(7,806)
Net cash used in investing activities	(100,000,000)	-
Net cash provided by financing activities	100,469,546	12,544

Balance Sheet Data:
Cash	$153,091	$4,738
Cash and securities held in Trust Account	99,985,042	-
Total assets	100,209,894	225,963
Common stock subject to possible redemption	90,084,893	-
Total stockholders’ equity (deficit)	5,000,001	(3,589)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on November 1, 2013 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to use cash from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of cash, stock and debt to effectuate our initial business combination. We have until August 19, 2016 to consummate our initial business combination. If we do not consummate an initial business combination by August 19, 2016, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up our affairs.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues as of October 31, 2015. Our only activities from inception to October 31, 2015 have been organizational activities, preparation for and consummation of our initial public offering and activities to identify and evaluate potential target businesses. We do not expect to generate any operating revenues prior to the completion of our initial business combination, of which there can be no assurance.

Upon the consummation of our initial public offering on February 19, 2015, we deposited $100,000,000 of the gross proceeds of the initial public offering and private placement into a trust account. Funds in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds investing solely in U.S. treasuries and meeting the conditions specified in Rule 2a-7 under the Investment Company Act. Following our initial public offering we have generated, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We expect to incur increased operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses relating to an initial business combination.

For the year ended October 31, 2015, we had a net loss of $243,607, which consists of operating costs of $228,649 and an unrealized loss on securities held in the trust account of $49,804, offset by $34,846 of interest income on the trust account. Costs include professional fees, insurance expense and other operating costs. This compares with a net loss of $28,589 for the year ended October 31, 2014, mainly comprised of professional fees.

Liquidity and Capital Resources

Until the consummation of the initial public offering on February 19, 2015, our only source of liquidity was the sale of 3,933,333 founder shares to our sponsor and certain of our initial shareholders for an aggregate purchase price of $25,250, and monies loaned to us by the sponsor to fund organizational costs and expenses in connection with our initial public offering. As of October 31, 2015, all such loans from the sponsor have been repaid (see “Item 8. Financial Statements - Note 5 Related Party Transactions”).

On February 19, 2015, we consummated the initial public offering of 10,000,000 of our units at a price of $10.00 per unit generating gross proceeds of $100,000,000. Simultaneously with the closing of the initial public offering, we sold an aggregate of 300,000 placement units in the private placement for an aggregate purchase price of $3,000,000, or $10.00 per unit, to the sponsor (200,000 units) and Cantor Fitzgerald. (100,000 units), the underwriter for the initial public offering, pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one share of common stock and a placement warrant to purchase one share of common stock at an exercise price of $12.00 per share, subject to adjustment. Following the initial public offering, $100,000,000 of the gross proceeds of the initial public offering and the private placement were placed into the trust account.

As of October 31, 2015, we had cash of $153,091 held outside the trust account. At October 31, 2015, we had $125,000 of deferred legal fees payable relating to the initial public offering, of which only $75,000 will be paid if we do not consummate a business combination, and $5,000,000 of deferred underwriting fees, which are payable only if we consummate a business combination. The deferred underwriting fees are held in the trust account (see “Item 8. Financial Statements - Note 6 - Commitments and Contingencies”).

As of October 31, 2015, we had cash and securities held in the trust account of $99,985,042 (including $34,846 of accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through October 31, 2015, we did not withdraw any funds from the interest earned on the trust account.

For the year ended October 31, 2015, cash used in operating activities was $321,193, consisting primarily of a net loss of $243,607, interest earned on the cash and securities held in the trust account of $34,846 and payments for our directors and officers insurance policy, NASDAQ annual filing fees, accounting fees, and other operating expenses. For the year ended October 31, 2014, cash used in operating activities was $7,806, consisting primarily of a net loss of $28,589, offset by an increase in accounts payable and accrued expenses of $20,783.

We intend to use substantially all of the funds held in the trust account to complete our business combination. We may withdraw interest on funds held in the trust account for working capital purposes, the payment of taxes or dissolution expenses, if any. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the initial public offering, to be approximately $77,000. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the trust account. We do not expect the interest earned on the amount in the trust account to be sufficient to pay our income and franchise taxes. If we use our equity or debt securities as consideration for our initial business combination, or we do not use all of the funds released from the trust account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial business combination, including loans made to us by the sponsor to fund an initial business combination, or for working capital (see “Item 8. Financial Statements - Note 5 Related Party Transactions”). Funds held in the trust account may also be used to fund the redemption of common stock as described in Item 8. Financial Statements - Description of Organization and Business Operations.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a business combination, pay taxes to the extent the interest earned on the trust account is not sufficient to pay our tax and for working capital purposes.

The sponsor has committed to loan us funds from time to time of up to a maximum of $750,000 to finance transaction costs in connection with an initial business combination and for working capital requirements following our initial public offering. See Note 5 to our Financial Statements - Related Party Transactions, for a description of the terms of this loan.

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at October 31, 2015, the common stock subject to possible redemption in the amount of $90,084,893 (or 9,009,837 shares) is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We will adopt the methodologies prescribed by ASU 2014-15 by the date required, and we do not anticipate that the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FinTech Acquisition Corp.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders

of FinTech Acquisition Corp.

We have audited the accompanying balance sheets of FinTech Acquisition Corp. (the “Company”) as of October 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FinTech Acquisition Corp. as of October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

January 26, 2016

FINTECH ACQUISITION CORP.

BALANCE SHEETS

	October 31
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$153,091	$4,738
Prepaid expenses	71,761	-
Total Current Assets	224,852	4,738

Cash and securities held in Trust Account	99,985,042	-
Deferred offering costs	-	221,225
TOTAL ASSETS	$100,209,894	$225,963

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$-	$20,783
Loan from sponsor	-	25,294
Accrued offering costs	-	183,475
Total Current Liabilities	-	229,552
Deferred underwriting fees	5,000,000	-
Deferred legal fees payable	125,000	-
Total Liabilities	5,125,000	229,552

Commitments and Contingencies
Common stock subject to possible redemption, 9,009,837 and 0 shares at redemption value as of October 31, 2015 and 2014, respectively	90,084,893	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 25,000,000 shares authorized; 4,723,496 and 3,916,667 shares issued and outstanding (excluding 9,009,837 and 0 shares subject to possible redemption) as of October 31, 2015 and 2014, respectively	4,723	3,917
Additional paid-in capital	5,267,474	21,083
Accumulated deficit	(272,196)	(28,589)
Total Stockholders' Equity (Deficit)	5,000,001	(3,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$100,209,894	$225,963

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2015	2014

Operating costs	$228,649	$28,589
Loss from operations	(228,649)	(28,589)

Other income:
Unrealized loss on securities held in Trust Account	(49,804)	-
Interest income	34,846	-
Net Loss	$(243,607)	$(28,589)

Weighted average shares outstanding, basic and diluted	4,316,202	3,416,667

Basic and diluted net loss per common share	$(0.06)	$(0.01)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2015 AND 2014

	Common Stock		Additional Paid-	Accumulated	Total Stockholders' Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance – November 1, 2013	-	$-	$-	$-	$-

Issuance of common stock to initial shareholders	3,916,667	3,917	21,083	-	25,000

Net loss	-	-	-	(28,589)	(28,589)

Balance – October 31, 2014	3,916,667	$3,917	$21,083	$(28,589)	$(3,589)

Issuance of common stock to Sponsor	16,666	16	234	-	250

Sale of 10,000,000 Units, net of underwriters discount and offering expenses	10,000,000	10,000	92,321,840	-	92,331,840

Sale of 300,000 Placement Units	300,000	300	2,999,700	-	3,000,000

Forfeiture of 500,000 shares of common stock due to underwriter not exercising its over-allotment option	(500,000)	(500)	500	-	-

Common stock subject to redemption	(9,009,837)	(9,010)	(90,075,883)	-	(90,084,893)

Net loss	-	-	-	(243,607)	(243,607)

Balance - October 31, 2015	4,723,496	$4,723	$5,267,474	$(272,196)	$5,000,001

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(243,607)	$(28,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on securities held in Trust Account	49,804	-
Interest earned on cash and securities held in Trust Account	(34,846)	-
Changes in operating assets and liabilities:
Prepaid expenses	(71,761)	-
Accounts payable and accrued expenses	(20,783)	20,783
Net cash used in operating activities	(321,193)	(7,806)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(100,000,000)	-
Net cash used in investing activities	(100,000,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	250	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000	-
Proceeds from sale of Placement Units	3,000,000	-
Payment of offering costs	(434,441)	(20,000)
Loan from Sponsor	42,948	7,544
Repayment of loan from Sponsor	(139,211)	-
Net cash provided by financing activities	100,469,546	12,544

Net Change in Cash and Cash Equivalents	148,353	4,738
Cash and Cash Equivalents - Beginning	4,738	-
Cash and Cash Equivalents - Ending	$153,091	$4,738

Noncash Financing Activities:
Payment of offering costs pursuant to loan from Sponsor	$70,969	$17,750
Deferred underwriting fees	$5,000,000	$-
Deferred legal fees	$125,000	$-
Deferred offering costs included in accrued offering costs	$-	$183,475

The accompanying notes are an integral part of the financial statements.

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

The Company has neither engaged in any operations nor generated significant revenue to date. All activity through October 31, 2015 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $7,668,160, inclusive of $2,000,000 of underwriting fees, $5,000,000 of deferred underwriting fees payable, and $668,160 of Initial Public Offering costs. As described in Note 6, the $5,000,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by August 19, 2016. As described in Note 6, payment of $50,000 of the deferred legal fees payable is also contingent upon the consummation of a Business Combination by August 19, 2016. At October 31, 2015, $153,091 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of October 31, 2015 and 2014.

Cash and securities held in Trust Account

At October 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at October 31, 2015, the Common Stock subject to possible redemption in the amount of $90,084,893 (or 9,009,837 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Deferred offering costs

Deferred offering costs consisted principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $7,668,160 were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of Common Stock subject to possible redemption at October 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At October 31, 2015 and 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of Common Stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of October 31, 2015 and 2014, there were no amounts accrued for interest and penalties and there were no unrecognized tax benefits. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At October 31, 2015 and 2014, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amount represented in the accompanying balance sheet, primarily due to their short-term nature.

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

The Founder Shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Initial Shareholders have waived their redemption rights with respect to their Founder Shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination by August 19, 2016 and (iii) upon the Company’s liquidation prior to August 19, 2016. If the Company submits an initial Business Combination to the Company’s public shareholders for a vote, the Initial Shareholders have agreed to vote their Founder Shares, any public shares they hold and, in the case of the Sponsor, its Placement Shares, in favor of such Business Combination.

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

Loan from Sponsor

In order to finance organizational costs and other costs relating to the Initial Public Offering, the Sponsor committed to loan the Company funds as may be required, to a maximum of $500,000. These loans were non-interest bearing, unsecured and payable on the earlier of March 31, 2015 or the consummation of the Initial Public Offering. An aggregate of $139,211 loans were repaid to the Sponsor upon the consummation of the Initial Public Offering or shortly thereafter. At October 31, 2015, no amounts were due to the Sponsor.

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

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $125,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated by August 19, 2016, the Company will only be obligated to pay $75,000 of such fees, and its attorneys have agreed to waive $50,000 of the $125,000 deferred legal fee.

7. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At October 31, 2015, there were no preferred shares outstanding.

Common Stock - The Company is authorized to issue 25,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of Common Stock are entitled to one vote for each common share. As a result of the expiration of the underwriter’s over-allotment option without exercise, on March 29, 2015, the Initial Shareholders forfeited an aggregate of 500,000 Founder Shares. At October 31, 2015, there were 4,723,496 shares of Common Stock issued and outstanding (excluding 9,009,837 shares of Common Stock subject to possible redemption).

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

The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Common Stock at a price below the warrant exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company does not complete a Business Combination by August 19, 2016, the warrants may expire worthless.

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	October 31,
	2015	2014

Deferred tax asset
Net operating loss carryforward	$97,953	$13,019
Unrealized loss on securities	22,679	-
Business combination expenses	3,317	-
Total deferred tax assets	123,949	13,019
Valuation allowance	(123,949)	(13,019)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2015	2014

Federal
Current	$-	$-
Deferred	(82,826)	(9,720)

State
Current	$-	$-
Deferred	(28,104)	(3,299)
Change in valuation allowance	110,930	13,019
Income tax provision (benefit)	$-	$-

As of October 31, 2015, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $215,107 available to offset future taxable income. These NOLs expire beginning November 1, 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended October 31, 2015, the change in the valuation allowance was $110,931.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at October 31, 2015 and 2014 is as follows:

	Year Ended October 31,
	2015	2014

Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(11.5)%	(11.5)%
Change in valuation allowance	45.5%	45.5%
Income tax provision (benefit)	0.0%	0.0%

9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and for non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at October 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		October 31,
Description	Level	2015	2014
Assets:
Cash and securities held in Trust Account	1	$99,985,042	$-

10. REVISED PRIOR PERIOD AMOUNTS

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

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors, based on an analysis of quantitative and qualitative factors, as to whether they were material to each of the prior reporting periods affected and if amendments of previously filed registration statements with the SEC are required. The Company has determined that though quantitatively material to the previous period, qualitatively the Company believes the overstatement of accrued expenses would not have influenced an investor’s decision-making process. In accordance with SAB 108, the Company has included this revised financial information in these financial statements and will include this revised financial information in future financial statements filed as part of subsequent reports on Form 10-Q and Form 10-K or as part of a registration statement filed under the Securities Act.

A summary of the effects of the correction on the financial statements as of and for the year ended October 31, 2014 are presented in the table below:

	As Previously Reported	As Corrected

Accounts payable and accrued expense	$34,358	$20,783
Accumulated deficit	$(42,164)	$(28,589)
Formation, general & administrative costs	$42,164	$28,589
Net loss	$(42,164)	$(28,589)

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2105, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Z. Cohen*	74	Chairman of the Board of Directors
Daniel G. Cohen*	46	President, Chief Executive Officer and Director
James J. McEntee, III	58	Chief Financial Officer and Chief Operating Officer
Walter Beach	49	Director
Shami Patel	46	Director
William Lamb	75	Director

* Mr. Cohen is the son of Mrs. Cohen.

Betsy Z. Cohen, age 74, has served as a director since November 2013, as Chairman of the Board since July 2014, and previously served as our Chief Executive Officer from July 2014 through August 2014. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, since September 2000 and Chairman of Bancorp Bank since November 2003, and resigned from these positions effective December 31, 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust (NYSE: RAS), a real estate investment trust, since its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Mrs. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Mrs. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Mrs. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Mrs. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Mrs. Cohen is also a director of Aetna, Inc. (NYSE: AET), an insurance company. Our board has determined that Mrs. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

Daniel G. Cohen, age 46, has served as a director since November 2013, as our President and Chief Executive Officer since August 2014, and previously served as our Executive Vice President from July 2014 through August 2014. He has been the Chairman of Bancorp and Chairman of the Executive Committee of Bancorp’s Board of Directors since its inception in 1999. Mr. Cohen is Vice-Chairman of the Bank’s Board of Directors and Chairman of its Executive Committee. He had previously been Chairman of the Bank’s Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been the Bank’s Chief Executive Officer. Mr. Cohen has served as the President of Cohen & Company Financial Limited (formerly Euro DeKania Management Ltd.), a wholly owned subsidiary of IFMI (NYSE: IFMI), an investment firm specializing in credit-related fixed income investments, formerly Cohen & Company Inc., and Alesco Financial, Inc. (which merged into IFMI), investment firms specializing in credit-related fixed income investments, since September 2013. Mr. Cohen has also served since September 2013, as President and Chief Executive Officer of all businesses of IFMI, LLC arising out of or related to Europe. Mr. Cohen served as Chief Executive Officer and Chief Investment Officer of IFMI from December 2009 through September 2013, as their respective Chairman of the Board of Directors since October 2006 and as Executive Chairman from October 2006 through December 2009. He is also Chairman of JVB Financial, a broker dealer subsidiary of IFMI. In addition, before its merger with Alesco Financial, Mr. Cohen served as the Chairman of the Board of Managers of Cohen Brothers LLC, an investment firm specializing in credit related fixed income investment, from 2001, as Chief Investment Officer from October 2008 and as Chief Executive Officer from December 2009. He previously served as Chief Executive Officer of RAIT from December 2006, when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees of Taberna Realty Finance Trust from its inception

James J. McEntee, III, age 58, has served as our Chief Financial Officer and Chief Operating Officer since August 2014. He has served as the Managing Principal of StBWell, LLC, an owner and operator of real estate, since June 2010. Mr. McEntee has been a director of both Bancorp and its wholly-owned subsidiary Bancorp Bank since September 2000 and a director of T-Rex Group, Inc., a provider of risk analytics software for investors in renewable energy, since November 2014. Mr. McEntee was the Chief Executive Officer of Alesco Financial, Inc. from the date of its incorporation in 2006 until its merger with Cohen & Company in December 2009 and was the Chief Operating Officer of Cohen & Company from March 2003 until December 2009, and was a managing director of IFMI (a successor company to Cohen & Company) and was the Vice-Chairman and Co-Chief Operating Officer of JVB Financial through October 2013. Mr. McEntee was a principal in Harron Capital, L.P., a media and communications venture capital fund, from 1999 to September 2002. From 1990 through 1999, Mr. McEntee was a stockholder at Lamb McErlane, PC, and from 2000 until 2004 was of counsel to Lamb McErlane. Mr. McEntee was previously a director of Pegasus Communications Corporation, a publicly held provider of communications and other services, and of several other private companies. Mr. McEntee has served since 2008 as a director of The Chester Fund, a nonprofit organization, and has served as its Chairman since July 2012.

Independent Directors

Walter T. Beach, age 49, has served as a director since November 2014. He has been a director of both Bancorp and Bancorp Bank since 1999. Mr. Beach has been a Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm, where he was, beginning in 1994, responsible for the firm’s investment decisions for its principal equity product. As research director, he was one of two major contributors to overall investment management. From 1992 to 1993, he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm. From 1991 to 1992 he was an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of Resource Capital Corp. (NYSE:RSO), a real estate investment trust, since 2005. Mr. Beach served as a director of Institutional Financial Markets, Inc. from December 2009 to September 2013. Our board has determined that Mr. Beach’s extensive experience in the financial services industry and as a member of the boards of various public companies qualifies him to serve as a member of our board of directors.

Shami Patel, age 46, has served as a director since November 2014. He has served as the Co-Head of the Venture Capital Team and General Partner of Pacific View Ventures, a division of Pacific View Asset Management, LLC, an investment advisory firm, since July 2014 and as the Vice Chairman of the Board of Golden Pacific Bancorp, Inc., a financial holding company that provides banking and other financial products and services, from October 2010 through January 1, 2015. He has served at Clean Pacific Ventures Management, LLC, a venture capital firm specializing in early stage investments, as a venture partner since February 2013. From September 2009 to November 2011, Mr. Patel was a partner at, and served on the Executive Committee of, Hexagon Securities, LLC, a credit focused investment bank and securities firm. From 2001 to August 2009, he served as Managing Director and Senior Partner at Cohen & Company, where he helped launch Alesco Financial, Inc., where he served as Chief Operating Officer and Chief Investment Officer from 2006 to 2009. From 1999 to 2000, he served as Chief Financial Officer for TRM Corporation (NASDAQ: TRMM), a consumer and financial services company. In 2000, he founded iATMglobal.net, a middleware software business where he served as Chief Executive Officer and which was sold to NCR Corporation in 2001. He served as Vice President of the West Coast Region for Sirrom Capital Corporation, a mezzanine finance fund, from 1998 to 1999. Prior to this he was in the business services group at Robertson Stephens, an investment banking firm from 1997 to 1998 and served as a strategy consultant in the energy group at Andersen Consulting from 1991 to 1993. Mr. Patel has served on the Board of the Duke University School of Law since 2011 and has been a Senior Lecturing Fellow since 2012 and a member of the Advisory Board of the Law and Entrepreneurship Program at Duke since 2013. Mr. Patel has also served on the Executive Committee of the Seven Hills School since 2010 and has been the Treasurer of the Board of Trustees since 2012. Our board has determined that Mr. Patel’s extensive experience in the financial services industry and both as an investor and operator of various private and public high growth companies qualifies him to serve as a member of our board of directors.

William Lamb, age 75, has served as a director since May 2015. Mr. Lamb has been a director of The Bancorp, Inc. and the Bank since 2004. Mr. Lamb currently serves as Chairman of Lamb McErlane PC and directs the firm's Post-Trial and Appellate Advocacy Group. From January 2003 through January 2004, Mr. Lamb served as a Justice of the Pennsylvania Supreme Court and is the only former Pennsylvania Supreme Court Justice currently in practice. Mr. Lamb has been recognized as a Top 100 Pennsylvania Super Lawyer for appellate law and as a Pennsylvania Super Lawyer since 2005. Mr. Lamb previously served as director and corporate secretary of JeffBanks, Inc. and Jefferson Bank until their acquisition by Hudson United Bank in 1999. Since 2004, Mr. Lamb has been appointed to the President's Advisory Committee on the Arts, the Commonwealth of Pennsylvania's Court of Judicial Discipline, and the Pennsylvania Elections Reform Task Force. Our board has determined that Mr. Lamb’s experience as a director of public companies in the finance industry and significant legal experience with respect to business and financial matters qualified him to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Walter T. Beach and Shami Patel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Betsy Z. Cohen, Daniel G. Cohen and William Lamb, will expire at the second annual meeting of stockholders.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the financial services industry. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended October 31, 2015, except that the Form 3 filed by William Lamb was not filed on a timely basis.

Board Committees

Audit Committee

The rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Messrs. Patel, Lamb and Beach, all of whom meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Patel serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor our annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Patel satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Beach and Patel, each of whom meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Beach serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation, if any, of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Other Board Committees

Our board of directors intends to establish a nominating committee upon consummation of our initial Business Combination. At that time, our board of directors intends to adopt a charter for this committee. Prior to such time, our independent directors will address any nominations process, as required by Nasdaq.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is attached as an exhibit to this Annual Report on Form 10-K. We will make a printed copy of our code of conduct and ethics available to any stockholder who so requests. Requests for a printed copy may be directed to us as follows: FinTech Acquisition Corp. 712, Fifth Avenue, 8th Floor, New York, NY, 10019 Attention: Secretary.

Item 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered. We will not pay compensation of any kind, including finder’s and consulting fees, to holders of founder shares, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial Business Combination other than (i) repayment of loans made to us by our Sponsor to cover offering-relating and organization expenses and (ii) repayment of the up to $750,000 in incremental loans which our Sponsor has committed to make to finance transaction costs in connection with an intended initial Business Combination (provided that, if we do not consummate an initial Business Combination, we may use working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment other than interest earned thereon). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee must approve all payments in excess of $5,000 to be made to any Initial Holder, our Sponsor, our directors and officers or our or their affiliates.

After the consummation of our initial Business Combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended October 31, 2015.

Walter Beach, Chair

Shami Patel

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 20, 2015, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors that beneficially owns shares of our common stock; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

Name and Address of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percentage
Directors and Executive Officers
Walter T. Beach	-	-
Betsy Z. Cohen	357,881	2.6%
Daniel G. Cohen (2)	3,013,587	22.0%
William Lamb	-	-
James J. McEntee, III	87,288	*
Shami Patel	-	-

All directors and officers as a group (6 person) (2)	3,458,756	25.2%

Greater than 5% Beneficial Owners
FinTech Investor Holdings, LLC	2,297,825	16.7%
Davidson Kemper Capital Management, LP (3)	990,000	7.2%
JMB Capital Partners Master Fund L.P. (4)	1,000,000	7.3%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the persons and entities listed above is 712 Fifth Avenue, 8th Floor, New York, New York 10019.

2.	Includes 2,297,825 shares held by our sponsor for which Mr. Cohen may be deemed to be a beneficial owner. Mr. Cohen is the managing member of our Sponsor and disclaims beneficial ownership over any securities owned by our Sponsor in which he does not have any pecuniary interest. Includes 357,881 shares held by DGC Family FinTech Trust for which Mr. Cohen may be deemed to be a beneficial owner. Mr. Cohen’s children are the beneficiaries of DGC Family FinTech Trust.

3.	Based on information contained in a Schedule 13G filed on February 20, 2015, Davidson Kemper Capital Management, L.P. (“DKCM”) shares voting and investment power with the following entities and persons: Davidson Kempner Partners (“DKP”) (196,515 shares); Davidson Kempner Institutional Partners, L.P. (“DKIP”) (403,920 shares); Davidson Kempner International, Ltd. (“DKIL”) (389,565 shares); Thomas L. Kempner, Jr (990,000 shares); and Robert J. Brivio, Jr. (990,000 shares). DKCM is the investment manager to each of DKP, DKIP and DKIL. Messrs. Kempner and Brivio, through their involvement DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of each reporting person is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022

4.	Based on information contained in a Schedule 13G filed on February 23, 2015, JMB Capital Partners Master Fund L.P. (“JMB”) shares voting and dispositive power with Smithwood Advisers, L.P. (“Smithwood Advisers”), Smithwood General Partners, LLC (“Smithwood GP”), Smithwood Partners, LLC (“Smithwood Partners”) and Jonathan Brooks. Mr. Brooks is (a) the managing member of Smithwood Partners, which is the general partner of JMB and (b) the controlling owner and managing member of Smithwood GP, which is the general partner of Smithwood Advisers, which is JMB’s investment advisor. Each of Smithwood Advisers, Smithwood GP, Smithwood Partners and Mr. Brooks disclaim beneficial ownership of these shares except to the extent of their respective pecuniary interests therein. The business address of each reporting person is c/o Smithwood Advisers, L.P., 1999 Avenue of the Stars, Suite 2040, Los Angeles, CA 90067

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder shares and placement units

On November 1, 2013, we issued an aggregate of 112 shares of Common Stock to certain of the Initial Shareholders for an aggregate purchase price of $112; on July 2, 2014, we issued an aggregate of 3,916,555 Founder Shares to certain of the Initial Shareholders for an aggregate purchase price of $24,888; and, on January 12, 2015, we issued 16,666 Founder Shares to the Sponsor for an aggregate purchase price of $250. On March 29, 2015, the underwriter’s overallotment option for the Initial Public Offering expired without being exercised, and the Initial Shareholders, pursuant to a written agreement with us, forfeited an aggregate of 500,000 Founder Shares.

The Founder Shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Initial Shareholders have waived their redemption rights with respect to their Founder Shares (i) in connection with the consummation of a Business Combination, (ii) if we fail to consummate a Business Combination by August 19, 2016 and (iii) upon our liquidation prior to August 19, 2016. If we submit an initial Business Combination to the public shareholders for a vote, the Initial Shareholders have agreed to vote their Founder Shares, any public shares they hold, and in the case of the Sponsor, its Placement Shares, in favor of such Business Combination.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of a Business Combination, (ii) with respect to 20% of such shares, when the closing price of the Common Stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 20% of such shares, when the closing price of the Common Stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iv) with respect to 20% of such shares, when the closing price of the Common Stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (v) with respect to 20% of such shares, when the closing price of the Common Stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, we engage in a subsequent transaction (1) resulting in our shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which we are the surviving entity.

The Initial Shareholders and holders of Placement Units are entitled to registration rights as described below under “—Registration Rights.”

Our Sponsor purchased 200,000 Placement Units, at the price of $10.00 per unit for an aggregate purchase price of $2.0 million, in the private placement. The placement warrants are identical to the warrants sold in the Initial Public Offering, except that if held by our Sponsor, Cantor Fitzgerald or their permitted assigns, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial Business Combination. There will be no redemption rights or liquidating distributions with respect to our Founder Shares, Placement Shares or warrants, which will expire worthless if we do not complete an initial Business Combination. Including Founder Shares and Placement Units, holders of Founder Shares and purchasers of Placement Units own 27.2% of our outstanding common stock.

Loan from Sponsor

In order to finance organizational costs and other costs relating to the Initial Public Offering, our Sponsor committed to loan us funds as may be required, to a maximum of $500,000. These loans were non-interest bearing, unsecured and payable on the earlier of March 31, 2015 or the consummation of the Initial Public Offering. An aggregate of $139,211 loans were repaid to the Sponsor upon the consummation of the Initial Public Offering or shortly thereafter.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor has committed to loan us funds as may be required, to a maximum of $750,000. If we consummate a Business Combination, we will repay such loaned amounts. If we do not consummate a Business Combination, we may use a portion of any working capital held outside the Trust Account to repay such loaned amounts; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the full amount loaned, the unpaid amounts would be forgiven. Any part or all of such loans may be convertible into additional warrants at $0.75 per warrant (a maximum of 1,000,000 warrants if the full $750,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of the lender. The warrants would be identical to the placement warrants. At October 31, 2015, no amounts were due to the Sponsor under this loan.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides, however, that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply against us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations they may have currently, or any other fiduciary duties or contractual obligations they may have had as of the date of the Public Offering.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us or, in the case of a non-compete obligation, possibly prohibited from referring such opportunity to us. Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that could conflict with their fiduciary obligations to us, all of which may have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, prior to their presentation of such target business to us:

Individual	Entity	Affiliation
Betsy Z. Cohen	Aetna, Inc.	Director

Daniel G. Cohen	The Bancorp, Inc.	Director
	Institutional Financial Markets, Inc. J.V.B. Financial Group, LLC	Chief Executive Officer Chairman

James J. McEntee, III	The Bancorp, Inc.	Director

Walter T. Beach	The Bancorp, Inc.	Director

Shami Patel	Pacific View Ventures	Director

William Lamb	The Bancorp, Inc.	Director

Messrs. Cohen, McEntee, Beach and Lamb are executive officers and/or directors of Bancorp, a financial holding company, and its subsidiary bank, Bancorp Bank, which provide banking and other financial services, including prepaid and debit cards, private label banking, healthcare accounts and merchant card processing. As such, they are required to present corporate opportunities relating to the current business of Bancorp and Bancorp Bank, as well as businesses that may be undertaken by a financial holding company under federal banking law, prior to presenting them to us.

Mrs. Cohen is also a director of Aetna, Inc., an insurance company, and Mr. Cohen is an executive and/or director of IFMI, a financial services company specializing in credit-related fixed income investments, including fixed income sales, trading and financing, and management of fixed income assets, and one of its subsidiaries, JVB Financial. Mr. McEntee is the Chief Operating Officer and Co-Vice Chairman of IFMI and JVB Financial. As such, each of Mrs. Cohen, Mr. Cohen and Mr. McEntee are obligated to present corporate opportunities relating to such businesses to the respective companies prior to proceeding those opportunities to us.

Mr. Patel is a general partner of Pacific View Ventures, an investment advisory firm. As such, he is required to present corporate opportunities relating to such business to Pacific View Ventures prior to presenting them to us.

We do not believe that any of the foregoing pre-existing fiduciary duties will materially affect our ability to consummate our initial Business Combination because, although the foregoing entities are involved in the financial services industry broadly defined, their specific industry focuses differ from our focus on financial technology businesses.

Messrs. Cohen, McEntee, Beach and Lamb are affiliated with Bancorp, and Mr. Cohen is the son of Mrs. Cohen. These relationships may influence the roles taken by our officers and directors with respect to us. In particular, one of our directors or officers may be less likely to object to a course of action with respect to our activities because it may jeopardize his or her relationships with the others.

Each of our officers and directors may become involved with subsequent blank check companies similar to our company although, pursuant to a letter agreement, they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial Business Combination, failed to complete our initial Business Combination by August 19, 2016 or liquidated prior to by August 19, 2016.

Registration Rights

The holders of the Founder Shares, Placement Units (including securities contained therein) and warrants that may be issued upon conversion of loans made by our Sponsor have the right to require us to register under the Securities Act a sale of any of our securities held by them pursuant to the registration rights agreement entered into concurrently with the closing of our Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Director Independence

The Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Beach, Lamb and Patel are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acted as our independent registered public accounting firm during the years ended October 31, 2015 and 2014. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the years ended October 31, 2015 and 2014, audit fees for our independent registered public accounting firm were $60,156 and $54,260, respectively. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the years ended October 31, 2015 and 2014.

Tax Fees

During the years ended October 31, 2015 and 2014, our independent registered public accounting firm did not render any fees for tax services to us.

All Other Fees

During the years ended October 31, 2015 and 2014, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by Marcum LLP as well as the fees charged by Marcum LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the fiscal year ended October 31, 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements The financial statements required by this Item 15(a)(1) are set forth in “Item 8. Financial Statements and Supplementary Data”

(2)	Financial Statements Schedule

None.

(3)	Exhibits

The Exhibits furnished as part of this annual report on Form 10-K are identified in the Exhibit Index immediately following the signature pages of this annual report. Such Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP.

Dated: January 26, 2016	/s/ Daniel G. Cohen
Daniel G. Cohen President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 26, 2016	/s/ James J. McEntee, III
James J. McEntee, III Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	President, Chief Executive Officer and Director	January 26, 2016
Daniel G. Cohen	(Principal Executive Officer)

/s/ James J. McEntee, III	Chief Financial Officer and Chief Operating Officer	January 26, 2016
James J. McEntee, III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Betsy Z. Cohen	Chairman of the Board	January 26, 2016
Betsy Z. Cohen

/s/ Walter T. Beach	Director	January 26, 2016
Walter T. Beach

/s/ William Lamb	Director	January 26, 2016
William Lamb

/s/ Shami Patel	Director	January 26, 2016
Shami Patel

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 12, 2015, between the Company and Cantor Fitzgerald & Co. (1)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 12, 2015. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4).

4.4	Warrant Agreement, dated February 12, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)

10.1	Letter Agreement, dated February 12, 2015, by and between the Company and Cantor Fitzgerald & Co. (1)

10.2	Letter Agreement, dated February 12, 2015, by and among the Company and certain security holders, officers and directors of the Company. (1)

10.3	Investment Management Trust Account Agreement, dated February 12, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)

10.4	Registration Rights Agreement, dated February 12, 2015, between the Company and certain security holders. (1)

10.5	Loan Commitment Agreement, dated February 12, 2015, by and between the Company and FinTech Investor Holdings, LLC. (1)

10.6	Form of Promissory Note between the Company and FinTech Investor Holdings, LLC (included in Exhibit 10.5).

10.7	Form of Indemnity Agreement. (2)

10.8	Amended and Restated Placement Unit Subscription Agreement dated January 12, 2015 with Cantor Fitzgerald & Co. (2)

10.9	Amended and Restated Placement Unit Subscription Agreement dated January 12, 2015 with FinTech Investor Holdings, LLC. (2)

10.10	Form of Promissory Note for loan to FinTech Investor Holdings, LLC. (2)

14.1	Code of Business Conduct and Ethics.(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). *

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

99.1	Audit Committee Charter(2)

99.2	Compensation Committee Charter(2)

101.ins	XBRL Instance Document
101.xsd	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 19, 2015
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 12, 2015, as amended

