Form 10-Q
period 2016-01-31
FinTech Acquisition Corp
filed 2016-03-11
CIK 1614818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

As of March 11, 2016, there were 13,733,333 shares of common stock of the registrant issued and outstanding.

FINTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2016	October 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$123,762	$153,091
Prepaid expenses	43,014	71,761
Total Current Assets	166,776	224,852

Cash and securities held in Trust Account	100,005,053	99,985,042
TOTAL ASSETS	$100,171,829	$100,209,894

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - Accounts payable and accrued expenses	$40,004	$-
Deferred underwriting fees	5,000,000	5,000,000
Deferred legal fees payable	125,000	125,000
Total Liabilities	5,165,004	5,125,000

Commitments and Contingencies
Common stock subject to possible redemption, 9,000,227 and 9,009,837 shares at conversion value as of January 31, 2016 and October 31, 2015, respectively	90,006,824	90,084,893

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 25,000,000 shares authorized; 4,733,106 and 4,723,496 shares issued and outstanding (excluding 9,000,227 and 9,009,837 shares subject to possible redemption) as of January 31, 2016 and October 31, 2015, respectively	4,733	4,723
Additional paid-in capital	5,345,533	5,267,474
Accumulated deficit	(350,265)	(272,196)
Total Stockholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,171,829	$100,209,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31,
	2016	2015

Operating costs	$98,080	$6,774
Loss from operations	(98,080)	(6,774)

Other income:
Unrealized gain on securities held in Trust Account	10,109	-
Interest income	9,902	-
Net Loss	$(78,069)	$(6,774)

Weighted average shares outstanding, basic and diluted	4,723,496	3,433,333

Basic and diluted net loss per common share	$(0.02)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(78,069)	$(6,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on securities held in Trust Account	(10,109)	-
Interest earned on cash and securities held in Trust Account	(9,902)	-
Changes in operating assets and liabilities:
Prepaid expenses	28,747	-
Accounts payable and accrued expenses	40,004	6,424
Net cash used in operating activities	(29,329)	(350)

Cash Flows from Financing Activities:
Cash paid for deferred offering costs	-	(18,363)
Loan from Sponsor	-	42,948
Proceeds from issuance of common stock to Sponsor	-	250
Net cash provided by financing activities	-	24,835

Net Change in Cash and Cash Equivalents	(29,329)	24,485
Cash and Cash Equivalents - Beginning	153,091	4,738
Cash and Cash Equivalents - Ending	$123,762	$29,223

Noncash Financing Activities:
Deferred offering costs included in accrued offering costs	$-	$164,242
Payment of offering costs pursuant to loan from Sponsor	$-	$969

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on November 1, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). The Company has one wholly-owned subsidiary, FinTech Merger Sub, Inc., which was incorporated in Delaware on January 14, 2016.

The Company has neither engaged in any operations nor generated significant revenue to date. All activity through January 31, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $7,668,160, inclusive of $2,000,000 of underwriting fees, $5,000,000 of deferred underwriting fees payable, and $668,160 of Initial Public Offering costs. As described in Note 6, the $5,000,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by August 19, 2016. As described in Note 6, payment of $50,000 of the deferred legal fees payable is also contingent upon the consummation of a Business Combination by August 19, 2016. At January 31, 2016, $123,762 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

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

The Company may not submit a proposed initial Business Combination for shareholder approval, unless required by law or stock exchange listing requirements. The Company expects to proceed with a Business Combination if it is approved by the board of directors. If the Company is required to seek shareholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock, $0.001 par value (“Common Stock”), upon the consummation of an initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Initial Public Offering. The per-share amount to be distributed to investors who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s officers and directors, and the Sponsor, Daniel Cohen, Betsy Cohen, Frank Mastrangelo, James J. McEntee and DGC Family FinTech Trust (together the “Initial Shareholders”), have agreed, if the Company is required to seek shareholder approval of its Business Combination, to vote shares held by them in favor of approving a Business Combination.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 26, 2016.

The interim results for the three months ended January 31, 2016 are not necessarily indicative of the results to be expected for the year ending October 31, 2016 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of January 31, 2016.

Cash and securities held in Trust Account

At January 31, 2016, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which has been classified as trading securities.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at January 31, 2016, the Common Stock subject to possible redemption in the amount of $90,006,824 (or 9,000,227 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of Common Stock subject to possible redemption at January 31, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At January 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of Common Stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of January 31, 2016, there were no amounts accrued for interest and penalties and there were no unrecognized tax benefits. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At January 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amount represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Loan from Sponsor

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor has committed to loan the Company funds as may be required, to a maximum of $750,000. If the Company consummates a Business Combination, the Company will repay such loaned amounts. If the Company does not consummate a Business Combination, the Company may use a portion of any working capital held outside the Trust Account to repay such loaned amounts; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the full amount loaned, the unpaid amounts would be forgiven. Any part or all of such loans may be convertible into additional warrants at $0.75 per warrant (a maximum of 1,000,000 warrants if the full $750,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of the lender. The warrants would be identical to the Placement Warrants, as described in Note 7.

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At January 31, 2016, there were no preferred shares outstanding.

Common Stock - The Company is authorized to issue 25,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of Common Stock are entitled to one vote for each common share. At January 31, 2016, there were 4,733,106 shares of Common Stock issued and outstanding (excluding 9,000,227 shares of Common Stock subject to possible redemption).

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at January 31, 2016 and October 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	January 31, 2016	October 31, 2015
Assets:
Cash and securities held in Trust Account	1	$100,005,053	$99,985,042

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure.

On March 7, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FinTech Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and FTS Holding Corporation (“FTS”), which provides for the acquisition of FTS by the Company pursuant to the proposed merger of FTS with and into Merger Sub (the “Merger”).

As a result of the Merger, (i) each outstanding share of FTS Series A Preferred Stock (“FTS Series A Stock”) and each outstanding share of FTS common stock (“FTS Common Stock”) will convert into the right to receive a combination of cash and shares of Common Stock, and (ii) a portion of outstanding options to purchase shares of FTS Common Stock (“FTS Options”) will be cancelled in exchange for the right to receive a cash payment, and the remaining outstanding FTS Options shall be converted into options to receive Common Stock, in each case as calculated pursuant to the terms of the Merger Agreement.

Pursuant to the Merger Agreement, the aggregate consideration to be paid to FTS equity holders will consist of an amount in cash equal to $180,000,000 plus the amount of Excess Cash (as defined in the Merger Agreement) and $170,000,000 in shares of Common Stock, subject to adjustment in accordance with the terms of the Merger Agreement.

Each of FTS, the Company and Merger Sub have made representations, warranties and covenants in the Merger Agreement that are customary for transactions of this nature. The representations and warranties of the Company, Merger Sub and FTS will not survive the closing of the Merger.

The Merger Agreement provides that, upon consummation of the Merger, the Company will enter into a registration rights agreement, shareholders agreement, a letter agreement and employment agreements.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including, among others, that (i) the Merger be approved by the Company’s stockholders and FTS’s stockholders; (ii) there has been no material adverse effect with respect to FTS since the date of the Merger Agreement; (iii) the organizational documents of the Company will be amended and restated as described in the Merger Agreement principally to change the name of the Company, increase the authorized number of shares of Common Stock and declassify the Company’s board of directors; and (iv) the Company and Merger Sub will have received the proceeds of the Debt Financing and Equity Financing (each as defined in the Merger Agreement).The Merger Agreement may be terminated at any time prior to the consummation of the Merger (whether before or after the required Company and FTS stockholder votes have been obtained) by mutual written consent of the Company and FTS and in certain other limited circumstances, including if the Merger has not been consummated by July 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our” or the “Company” refer to FinTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2015.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, and reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 1, 2013 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to use cash from the proceeds of our initial public offering (“Initial Public Offering”) and the private placement of our units (“Units”) that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt to effectuate our initial Business Combination. We have until August 19, 2016 to consummate our initial Business Combination. If we do not consummate an initial Business Combination by August 19, 2016, we will distribute the aggregate amount then on deposit in the Trust Account (as defined below), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up our affairs.

Recent Events

On March 7, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FinTech Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), and FTS Holding Corporation (“FTS”), which provides for our acquisition of FTS pursuant to the proposed merger of FTS with and into Merger Sub (the “Merger”).

As a result of the Merger, (i) each outstanding share of FTS Series A Preferred Stock (“FTS Series A Stock”) and each outstanding share of FTS common stock (“FTS Common Stock”) will convert into the right to receive a combination of cash and shares of our common stock (“Common Stock”), and (ii) a portion of outstanding options to purchase shares of FTS Common Stock (“FTS Options”) will be cancelled in exchange for the right to receive a cash payment, and the remaining outstanding FTS Options shall be converted into options to receive our Common Stock, in each case as calculated pursuant to the terms of the Merger Agreement.

Pursuant to the Merger Agreement, the aggregate consideration to be paid to FTS equity holders will consist of an amount in cash equal to $180,000,000 plus the amount of Excess Cash (as defined in the Merger Agreement) and $170,000,000 in shares of our Common Stock, subject to adjustment in accordance with the terms of the Merger Agreement.

We, FTS and Merger Sub have each made representations, warranties and covenants in the Merger Agreement that are customary for transactions of this nature. Neither our representations and warranties nor the representations and warranties of Merger Sub and FTS will survive the closing of the Merger.

The Merger Agreement provides that, upon consummation of the Merger, we will enter into a registration rights agreement, shareholders agreement, a letter agreement and employment agreements.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including, among others, that (i) the Merger be approved by our stockholders and FTS’s stockholders; (ii) there has been no material adverse effect with respect to FTS since the date of the Merger Agreement; (iii) our organizational documents will be amended and restated as described in the Merger Agreement principally to change our name, increase the authorized number of shares of our Common Stock and declassify our board of directors; and (iv) we and Merger Sub will have received the proceeds of the Debt Financing and Equity Financing (each as defined in the Merger Agreement).

The Merger Agreement may be terminated at any time prior to the consummation of the Merger (whether before or after the required Company and FTS stockholder votes have been obtained) by mutual written consent of us and FTS and in certain other limited circumstances, including if the Merger has not been consummated by July 31, 2016.

Results of Operations

We have neither engaged in any operations nor generated any revenues as of January 31, 2016. Our only activities from inception to January 31, 2016 have been organizational activities, preparation for and consummation of our Initial Public Offering and activities to identify and evaluate potential target businesses. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

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

For the three months ended January 31, 2016, we had net losses of $78,069, which consist of operating costs of $98,080, offset by $9,902 of interest income on the Trust Account and $10,109 of unrealized gains on securities held in the Trust Account for the three month period. Costs include professional fees, insurance expense and other operating costs. This compares with net loss of $6,774 for the three months ended January 31, 2015, mainly relating to our Initial Public Offering, comprised of professional fees.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on February 19, 2015, our only source of liquidity was the sale of 3,933,333 shares (the “Founder Shares”) of our Common Stock to our Sponsor and certain of our initial shareholders for an aggregate purchase price of $25,250, and monies loaned to us by the Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering. As of January 31, 2016, all such loans from the Sponsor have been repaid.

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

As of January 31, 2016, we had cash of $123,762 held outside the Trust Account. At January 31, 2016, we had $125,000 of deferred legal fees payable relating to the Initial Public Offering, of which only $75,000 will be paid only if we do not consummate a Business Combination, and $5,000,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account (see Part I, Item 1, Note 6 to our Condensed Financial Statements - Commitments and Contingencies).

As of January 31, 2016, we had cash and securities held in the Trust Account of $100,005,053 (including $9,902 of accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through January 31, 2016, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended January 31, 2016, cash used in operating activities was $29,329, consisting primarily of a net loss of $78,069, an unrealized gain on securities held in the Trust Account of $10,109, interest earned on the cash and securities held in the Trust Account of $9,902, offset by working capital changes of $68,751. For the three months ended January 31, 2015, cash used in operating activities was $350, consisting primarily of a net loss of $6,774, offset by working capital changes of $6,424.

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. We may withdraw interest on funds held in the Trust Account for working capital purposes, the payment of taxes or dissolution expenses, if any. We estimate our annual franchise tax obligations prior to any Initial Business Combination, based on the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $77,000. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the Trust Account. We do not expect the interest earned on the amount in the Trust Account to be sufficient to pay our income and franchise taxes. If we use our equity or debt securities as consideration for our initial Business Combination, or we do not use all of the funds released from the Trust Account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial Business Combination, including loans made to us by the Sponsor to fund an Initial Business Combination, or for working capital (see Part I, Item 1, Note 5 to our Condensed Financial Statements - Related Party Transactions). Funds held in the Trust Account may also be used to fund the redemption of Common Stock as described in Part I, Item 1, Note 1 to our Condensed Financial Statements - Description of Organization and Business Operations.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination, pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our tax and for working capital purposes.

The Sponsor has committed to loan us funds from time to time of up to a maximum of $750,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. See Part I, Item 1, Note 5 to our Condensed Financial Statements - Related Party Transactions, for a description of the terms of this loan.

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

Significant Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 7, 2016, by and among FinTech Acquisition Corp., FinTech Merger Sub, Inc. and FTS Holding Corporation.(1)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to our Form 8-K filed on March 7, 2016. The schedules to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K; a copy will be furnished the Securities and Exchange Commission upon request.
(2)	Previously filed as an exhibit to our Form 8-K filed on February 19, 2015.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-200925).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP.

Date: March 11, 2016	By:	/s/ James J. McEntee, III
James J. McEntee, III
Chief Financial Officer

