Form 10-Q
period 2016-04-30
FinTech Acquisition Corp
filed 2016-06-08
CIK 1614818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36846

FINTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-5380892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

712 Fifth Avenue, 8th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 506-3815

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

As of June 6, 2016, there were 13,733,333 shares of common stock of the registrant issued and outstanding.

FINTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2016	October 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,259	$153,091
Prepaid expenses	61,248	71,761
Total Current Assets	126,507	224,852

Cash and securities held in Trust Account	100,074,557	99,985,042
TOTAL ASSETS	$100,201,064	$100,209,894

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$361,758	$-
Promissory note – related party	285,000	-
Total Current Liabilities	646,758	-

Deferred underwriting fees	4,000,000	5,000,000
Deferred legal fees payable	125,000	125,000
Total Liabilities	4,771,758	5,125,000

Commitments and Contingencies
Common stock subject to possible redemption, 9,036,193 and 9,009,837 shares at conversion value as of April 30, 2016 and October 31, 2015, respectively	90,429,305	90,084,893

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 25,000,000 shares authorized; 4,697,140 and 4,723,496 shares issued and outstanding (excluding 9,036,193 and 9,009,837 shares subject to possible redemption) as of April 30, 2016 and October 31, 2015, respectively	4,697	4,723
Additional paid-in capital	4,923,088	5,267,474
Retained earnings (Accumulated deficit)	72,216	(272,196)
Total Stockholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,201,064	$100,209,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Operating costs	$647,024	$34,078	$745,103	$40,852
Loss from operations	(647,024)	(34,078)	(745,103)	(40,852)

Other income:
Gain on reduction of deferred underwriting fee payable	1,000,000	-	1,000,000	-
Unrealized gain on marketable securities held in Trust Account	51,175	-	61,284	-
Interest income	18,330	27,926	28,231	27,926
Net Income (Loss)	$422,481	$(6,152)	$344,412	$(12,926)

Weighted average shares outstanding, basic and diluted (1)	4,733,106	4,430,501	4,728,248	3,916,932

Basic and diluted net income (loss) per common share	$0.09	$(0.00)	$0.07	$(0.00)

(1)	Excludes an aggregate of up to 9,036,193 and 9,031,557 shares subject to redemption at April 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$344,412	$(12,926)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on reduction of deferred underwriting fee payable	(1,000,000)	-
Unrealized gain on marketable securities held in Trust Account	(61,284)	-
Interest earned on cash and marketable securities held in Trust Account	(28,231)	(27,926)
Changes in operating assets and liabilities:
Prepaid expenses	10,513	(98,318)
Accounts payable and accrued expenses	361,758	(20,783)
Net cash used in operating activities	(372,832)	(159,953)

Cash Flows from Investing Activities:
Investment of cash and marketable securities held in Trust Account	-	(100,000,000)
Net cash used in investing activities	-	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	-	250
Proceeds from sale of Units, net of underwriting discounts paid	-	98,000,000
Proceeds from sale of Placements Units	-	3,000,000
Payment of offering costs	-	(434,441)
Proceeds from promissory note – related party	285,000	-
Loan from Sponsor	-	42,948
Repayment of loan from Sponsor	-	(139,211)
Net cash provided by financing activities	285,000	100,469,546

Net Change in Cash and Cash Equivalents	(87,832)	309,593
Cash and Cash Equivalents - Beginning	153,091	4,738
Cash and Cash Equivalents - Ending	$65,259	$314,331

Noncash Financing Activities:
Change in value of common stock subject to possible redemption	$344,412	$-
Payment of offering costs pursuant to loan from Sponsor	$-	$70,969
Deferred underwriting fees	$-	$5,000,000
Deferred legal fees	$-	$125,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

The Company has neither engaged in any operations nor generated significant revenue to date. All activity through April 30, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying and evaluating a target company for a Business Combination and activities in connection with the pending acquisition of FTS Holding Corporation (“FTS”) described in Note 7.

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

Transaction costs amounted to $7,668,160, inclusive of $2,000,000 of underwriting fees, $5,000,000 of deferred underwriting fees payable, and $668,160 of Initial Public Offering costs. As described in Note 6, the $5,000,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by August 19, 2016. In April 2016, the Company and Cantor Fitzgerald agreed to reduce the deferred underwriting fee payable to $4,000,000. As described in Note 6, payment of $50,000 of the deferred legal fees payable is also contingent upon the consummation of a Business Combination by August 19, 2016. At April 30, 2016, $65,259 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Placements Units, although substantially all of the net proceeds have been and are intended to be applied generally toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

APRIL 30, 2016

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(Unaudited)

The interim results for the six months ended April 30, 2016 are not necessarily indicative of the results to be expected for the year ending October 31, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of April 30, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account are classified as trading securities and, therefore, unrealized gains and losses are included in the current period condensed consolidated statements of operations. As of April 30, 2016, cash and marketable securities held in the Trust Account consisted of $100,074,557 in United States Treasury Bills with a maturity date of 180 days or less.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at April 30, 2016 and October 31, 2015, the Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2016, there were no amounts accrued for interest and penalties and there were no unrecognized tax benefits. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Shares of Common Stock subject to possible redemption at April 30, 2016 and 2015 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Weighted average shares as of April 30, 2015 exclude an aggregate of 500,000 shares of Common Stock that were forfeited by certain of the Company’s Initial Shareholders on March 29, 2015. The Company has not considered the effect of warrants to purchase 10,300,000 shares of Common Stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account at a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At April 30, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amount represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(Unaudited)

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. INITIAL PUBLIC OFFERING

On February 19, 2015, the Company sold 10,000,000 Units in its Initial Public Offering. Each Unit consists of one share of the Company’s Common Stock and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $12.00 (see Note 8).

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(Unaudited)

Loan from Sponsor

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor has committed to loan the Company funds as may be required, to a maximum of $750,000. If the Company consummates a Business Combination, the Company will repay such loaned amounts. If the Company does not consummate a Business Combination, the Company may use a portion of any working capital held outside the Trust Account to repay such loaned amounts; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the full amount loaned, the unpaid amounts would be forgiven. Any part or all of such loans may be convertible into additional warrants at $0.75 per warrant (a maximum of 1,000,000 warrants if the full $750,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of the lender. The warrants would be identical to the Placement Warrants, as described in Note 8. As of April 30, 2016, the Sponsor advanced the Company $285,000 pursuant to this loan, which is classified as promissory note – related party in the accompanying condensed consolidated balance sheets.  In May 2016, the Sponsor advanced the Company an additional $100,000.

6. COMMITMENTS & CONTINGENCIES

Contingent Transaction Fee Arrangement

The Company has entered into a fee arrangement with its legal counsel pursuant to which certain legal fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates such potential Business Combination. If the potential Business Combination does not occur, the amount of fees to be paid, if any, will be agreed upon between the Company and the law firm in light of all the facts and circumstances at that point in time. As of April 30, 2016, the amount of these contingent fees was approximately $729,000. Management is unable to determine the amount of legal fees to be paid if a Business Combination is not consummated at this time. To the extent the Merger or another Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete the Merger or any other Business Combination.

Financial Advisory Agreement

In November 2015, the Company entered into an agreement with a financial advisor (“Piper Jaffray”) pursuant to which Piper Jaffray would act as the exclusive financial advisor to the Company in connection with the pending acquisition of FTS. In connection with the agreement, the Company is required to pay Piper Jaffray $50,000 upon execution of the agreement, $50,000 upon the execution of a letter of intent or similar document; and the lesser of (a) $3,500,000 or (b) 1% of the total value ascribed to all of the equity interests in FTS, payable upon the closing of the Merger. To the extent that a definitive agreement is reached but the Merger does not close and the Company is paid a break-up fee, Piper Jaffray shall be paid 50% of the break-up fee paid to the Company up to $2,000,000. As of April 30, 2016, the Company has recorded $100,000 in advisory expenses related to this agreement, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Registration Rights

Pursuant to a registration rights agreement entered into on February 12, 2015, the holders of the Founder Shares, as well as the holders of the Placement Units (and any underlying securities) and any warrants that may be issued upon conversion of working capital loans made to the Company by the Sponsor, are entitled to registration rights. The holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses of filing any such registration statements.

The Company has also granted certain registration rights with respect to the Public Warrants and Placement Warrants, as described in Note 8.

Underwriting Agreement

The underwriters received an underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of five percent (5.0%) of the gross proceeds of the Initial Public Offering; however, the deferred fee will be payable only if the Company completes a Business Combination. If payable, the deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In April 2016, the Company and the underwriters agreed to reduce the deferred underwriting fee to four percent (4.0%), or $4,000,000. Accordingly, as of April 30, 2016, the Company recorded a $1,000,000 reduction in deferred underwriting fees, with a corresponding credit recorded to gain on the reduction of deferred underwriting fee payable in the accompanying consolidated statement of operations.

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(Unaudited)

7. MERGER AGREEMENT

On March 7, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FinTech Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and FTS, which provides for the acquisition of FTS by the Company pursuant to the proposed merger of FTS with and into Merger Sub (the “Merger”).

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At April 30, 2016, there were no preferred shares outstanding.

Common Stock - The Company is authorized to issue 25,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of Common Stock are entitled to one vote for each common share. At April 30, 2016, there were 4,697,140 shares of Common Stock issued and outstanding (excluding 9,036,193 shares of Common Stock subject to possible redemption).

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

FINTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at April 30, 2016 and October 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	April 30, 2016	October 31, 2015
Assets:
Cash and securities held in Trust Account	1	$100,074,557	$99,985,042

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Other than as described in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our” or the “Company” refer to FinTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues as of April 30, 2016. Our only activities from inception to April 30, 2016 have been organizational activities, preparation for and consummation of our Initial Public Offering and activities to identify and evaluate potential target businesses and activities in connection with the pending Merger. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

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

For the three and six months ended April 30, 2016, we had net income of $422,481 and $344,412, respectively, which consist of operating costs of $647,024 and $745,103, respectively, offset by a $1,000,000 gain from the reduction in the deferred underwriting fee payable, $18,330 and $28,231, respectively, of interest income on the Trust Account and $51,175 and $61,284, respectively, of unrealized gains on marketable securities held in the Trust Account for the three and six month periods. Operating costs include professional fees related to target identification and due diligence expenses, insurance expense and other operating costs. This compares with a net loss of $6,152 and $12,926, respectively, for the three and six months ended April 30, 2015, which consist of operating costs of $34,078 and 40,852, respectively, offset by $27,926 of interest income on the Trust Account for each of the three and six month periods. Operating costs include professional fees, insurance expense and other operating costs.

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

Following our Initial Public Offering, the Sponsor committed to loan us funds from time to time of up to a maximum of $750,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. As of April 30, 2016, the Sponsor has advanced $285,000 pursuant to this loan. In May 2016, the Sponsor advanced us an additional $100,000. See Part I, Item 1, Note 5 to our Condensed Financial Statements - Related Party Transactions, for a description of the terms of this loan.

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

As of April 30, 2016, we had cash of $65,259 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a Business Combination and other general corporate uses. In addition, as of April 30, 2016, we had accounts payable and accrued expenses of $361,758, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to the Merger and other potential Business Combinations. We have entered into a fee arrangement with our legal counsel pursuant to which certain fees incurred by us in connection with a potential Business Combination will be deferred and become payable only if we consummate such potential Business Combination. If the potential Business Combination does not occur, the amount of fees to be paid, if any, will be agreed upon between us and the law firm in light of all the facts and circumstances at that point in time. As of April 30, 2016, the amount of these contingent fees was approximately $729,000. We are unable to determine the amount of legal fees to be paid if a Business Combination is not consummated at this time. To the extent the Merger or another potential Business Combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete the Merger or any other Business Combination. At April 30, 2016, we had $125,000 of deferred legal fees payable relating to the Initial Public Offering, of which only $75,000 will be paid if we do not consummate a Business Combination, and $4,000,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account (see Part I, Item 1, Note 6 to our Condensed Financial Statements - Commitments and Contingencies).

As of April 30, 2016, we had cash and marketable securities held in the Trust Account of $100,074,557 (including approximately $63,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through April 30, 2016, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended April 30, 2016, cash used in operating activities was $372,832, consisting primarily of net income of $344,412, a $1,000,000 gain on the reduction of deferred underwriting fee payable, an unrealized gain on marketable securities held in the Trust Account of $61,284 and interest earned on the cash and marketable securities held in the Trust Account of $28,231. Changes in working capital provided $372,271 of cash for operating activities. For the six months ended April 30, 2015, cash used in operating activities was $159,953, consisting primarily of a net loss of $12,926 and interest earned on the cash and marketable securities held in the Trust Account of $27,926. Changes in working capital used $119,101 of cash in operating activities, primarily for payments of our directors and officers insurance policy, accounting fees, and other operating expenses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 7, 2016, by and among FinTech Acquisition Corp., FinTech Merger Sub, Inc. and FTS Holding Corporation.(1)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
10.1	Promissory Note between FinTech Acquisition Corp. and FinTech Investor Holdings, LLC.(4)
10.2	Promissory Note for loan to FinTech Investor Holdings, LLC. (4)
10.3	Letter Agreement, dated February 12, 2015, by and among the Company and certain security holders, officers and directors of the Company.(4)
10.4	Registration Rights Agreement, dated February 12, 2015, between the Company and certain security holders.(4)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to our Form 8-K filed on March 7, 2016. The schedules to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K; a copy will be furnished the Securities and Exchange Commission upon request.
(2)	Previously filed as an exhibit to our Form 8-K filed on February 19, 2015.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-200925).
(4)	Previously filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-211139).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP.

Date: June 8, 2016	By:	/s/ James J. McEntee, III
James J. McEntee, III
Chief Financial Officer

