Form 10-Q
period 2016-09-30
CardConnect Corp.
filed 2016-11-14
CIK 1614818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36846

CARDCONNECT CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-5380892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Continental Drive, Suite 300 King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)

(484) 581-2200

(Registrant’s telephone number, including area code)

FinTech Acquisition Corp.

712 Fifth Ave, 8th Floor

New York, NY 10019

October 31st

(Former Name, Address and Fiscal Year end)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 14, 2016, there were 28,751,331 shares of the registrant’s common stock issued and outstanding.

CardConnect Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of CardConnect Corp. (the “Company”) contains forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the Company’s or management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about the benefits of the Merger (as defined herein) and the future financial performance of the Company.

The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the Company’s or management’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

●	the Company’s future financial performance;

●	changes in the market for the Company’s products;

●	the ability to obtain or maintain the listing of the Company’s common stock on NASDAQ following the Merger;

●	the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business and/or competitive factors; and

●	other risks and uncertainties, including those described under the heading “Risk Factors.”

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CardConnect Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,624,317	$3,574,661
Restricted cash	5,678,308	1,603,783
Accounts receivable	19,931,120	15,670,324
Processing assets	7,217,647	6,929,522
Other receivables	1,374,812	1,659,588
Related-party receivables	125,663	145,367
Prepaid income taxes	—	168,522
Other prepaid expenses	1,261,309	542,827
Other current assets	1,872,397	1,248,805
Total current assets	47,085,573	31,543,399

Property and equipment, net	5,953,016	6,109,009

Other assets:
Long-term restricted cash	3,083,333	—
Long-term related-party receivables	184,795	4,140,000
Long-term other receivables	442,499	621,844
Goodwill	40,241,161	40,241,161
Intangible assets, net	59,673,941	63,013,832
Long-term other assets	890,993	242,373
Total assets	$157,555,311	$145,911,618

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,942,232	$2,897,056
Residuals payable	6,391,358	5,642,386
Processing liabilities	9,145,319	8,533,305
Settlement obligation	2,842,409	2,691,569
Accrued expenses	2,904,852	2,247,030
Income tax payable	525,865	—
Current portion of long-term debt	3,000,000	—
Deferred revenue	2,974,017	1,382,099
Total current liabilities	30,726,052	23,393,445

Long-term liabilities:
Accrued expenses	1,889,373	2,059,011
Long-term debt	129,144,041	59,964,989
Deferred tax liability	1,787,216	1,787,216
Total long-term liabilities	132,820,630	63,811,216

Total liabilities	163,546,682	87,204,661

Commitments and contingencies (Note 8)

CardConnect Corp. redeemable Series A Preferred Stock, par value $0.001, 5,000,000 shares authorized; 1,500,000 shares issued and outstanding; liquidation value of $37,595,333 at September 30, 2016, net of offering costs	36,929,603	—

Stockholders’ equity:
CardConnect Corp. Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	—	—
FTS Holding Corporation Preferred Series A stock, par value $0.0001; 20,365,000 shares authorized; 20,364,981 shares issued and outstanding; liquidation value $48,611,210 at December 31, 2015	—	2,037
Common stock, par value $0.0001; 200,000,000 shares authorized; 28,751,331 and 15,145,708 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	28,751	15,145
Additional paid-in capital	2,651,865	88,687,317
Accumulated deficit	(45,601,590)	(26,914,073)
Treasury stock of 681,538 common shares at December 31, 2015, at cost	—	(3,083,469)
Total stockholders’ equity	(42,920,974)	58,706,957
Total liabilities and stockholders’ equity	$157,555,311	$145,911,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardConnect Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$154,031,109	$117,860,548	$432,484,905	$331,105,661

Cost of services (exclusive of depreciation and amortization shown separately below):
Interchange and pass-through	112,949,106	86,785,102	317,552,417	243,400,105
Other cost of services	23,428,462	18,660,872	67,251,017	51,267,988
Total cost of services	136,377,568	105,445,974	384,803,434	294,668,093
General and administrative	31,222,863	6,290,209	45,576,797	17,887,090
Depreciation	444,745	293,430	1,298,200	882,788
Amortization of intangibles	5,291,330	5,054,952	15,387,036	14,447,780
Total expenses	173,336,506	117,084,565	447,065,467	327,885,751
(Loss) income from operations	(19,305,397)	775,983	(14,580,562)	3,219,910

Other expense:
Interest expense, net	(1,764,711)	(274,150)	(2,636,908)	(844,308)
Other, net	(239,030)	(20,141)	(405,719)	(173,328)
Total other expense	(2,003,741)	(294,291)	(3,042,627)	(1,017,636)

(Loss) income before income tax provision	(21,309,138)	481,692	(17,623,189)	2,202,274
Provision for income taxes	(772,160)	(315,346)	(1,064,328)	(1,314,809)
Net (loss) income	(22,081,298)	166,346	(18,687,517)	887,465
Dividends on preferred stock	(666,667)	—	(666,667)	—
Net (loss) income available for common stockholders	$(22,747,965)	$166,346	$(19,354,184)	$887,465

(Loss) earnings per share available for common stockholders:
Basic	$(0.93)	$0.01	$(1.06)	$0.06
Diluted	$(0.93)	$0.01	$(1.06)	$0.05

Weighted-average common shares outstanding:
Basic	24,449,816	15,145,708	18,277,085	15,145,708
Diluted	24,449,816	16,720,871	18,277,085	16,720,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardConnect Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net (loss) income	$(18,687,517)	$887,465
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,685,236	15,330,569
Stock-based compensation expense	3,788,400	1,384,693
Relocation loan forgiveness	228,843	148,267
Agent advance forgiveness	—	14,683
Amortization of debt issuance costs	191,182	—
Loss on disposal of assets	50,506	—
Changes in operating assets and liabilities:
Restricted cash	(324,525)	(78,514)
Accounts receivable	(4,260,796)	(92,669)
Processing assets	(288,125)	—
Other receivables	382,997	(235,663)
Other prepaid expenses	(718,482)	(218,891)
Other assets	(1,272,212)	(273,653)
Accounts payable	45,176	579,972
Residuals payable	748,972	(25,167)
Processing liabilities	612,014	78,514
Prepaid income taxes	694,387	1,221,567
Accrued expenses	488,184	(547,849)
Deferred revenue	1,591,918	712,770
Net cash (used in) provided by operating activities	(43,842)	18,886,094

Investing activities
Change in ISO advances	(73,876)	(266,406)
Purchases of property and equipment	(1,150,469)	(1,945,704)
Proceeds from sale of property and equipment	1,560	—
Purchases of merchant portfolios and residual buyouts	(9,528,500)	(6,731,396)
Consideration paid for service contracts	—	(100,000)
Advances to related parties	(295,000)	(260,800)
Repayment of related party loans	4,041,066	—
Additions to internally developed software	(2,407,449)	(2,059,085)
Net cash used in investing activities	(9,412,668)	(11,363,391)

Financing activities
Proceeds from redeemable preferred stock, net of offering costs	36,929,603	—
Deposits held in escrow	(7,500,000)	—
Release of deposits held in escrow	666,667	—
Cash received in connection with reverse acquisition	88,798,302	—
Proceeds from private placement of common stock, net of offering costs	4,400,959	—
Distribution to former stockholders in connection with reverse acquisition	(179,412,832)	—
Net change in settlement obligation	150,840	—
Borrowings on long-term debt	140,000,000	9,200,000
Payments on long-term debt	(61,964,989)	(7,000,000)
Debt issuance costs	(6,047,141)	—
Payment of preferred stock dividend	(666,667)	—
Purchase of treasury stock	—	(2,700,000)
Proceeds from stock options exercised	151,424	—
Payment of contingent consideration	—	(3,675,000)
Net cash provided by (used in) financing activities	15,506,166	(4,175,000)

Net increase in cash and cash equivalents	6,049,656	3,347,703
Cash and cash equivalents at beginning of year	3,574,661	1,157,567
Cash and cash equivalents at end of year	$9,624,317	$4,505,270

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,521,734	$831,136
Cash paid for income taxes, net of refunds	$380,000	$90,226

Supplemental disclosure of non-cash investing and financing activity:
Change in ISO advances	$(155,000)	$(207,791)
Purchases of merchant portfolios and residual buyouts	$155,000	$207,791
Reclassification of preferred and treasury stock to capital in connection with reverse acquisition	$3,081,432	—

The accompanying notes are an integral part of these consolidated financial statements.

CardConnect Corp. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock – Series A		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balances, December 31, 2015	20,364,981	$2,037	15,145,708	$15,145	$88,687,317	$(26,914,073)	(3,083,469)	$58,706,957
Effect of reverse acquisition	(20,364,981)	(2,037)	—	—	(3,081,432)	—	3,083,469	—
Distribution to former stockholders in connection with reverse acquisition	—	—	—	—	(179,412,832)	—	—	(179,412,832)
Shares issued in reverse acquisition	—	—	13,121,214	13,121	88,785,181	—	—	88,798,302
Sale of common stock in private placement, net of offering costs	—	—	467,647	468	4,400,491	—	—	4,400,959
Stock-based compensation	—	—	—	—	3,788,400	—	—	3,788,400
Exercise of stock options	—	—	16,762	17	151,407	—	—	151,424
Preferred stock dividend	—	—	—	—	(666,667)		—	(666,667)
Net loss	—	—	—	—	—	(18,687,517)	—	(18,687,517)
Balances, September 30, 2016	—	$—	28,751,331	$28,751	$2,651,865	$(45,601,590)	$—	$(42,920,974)

CardConnect Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Company Description, Operations and Basis of Presentation

Company Description and Operations

CardConnect Corp. (f/k/a FinTech Acquisition Corp.) (“CardConnect” or the “Company”) is a holding company that does not have any operations or material assets other than the direct ownership of CardConnect, LLC. Prior to January 14, 2015, CardConnect, LLC’s legal name was Financial Transaction Services, LLC, which had been doing business as CardConnect since April 2013. CardConnect, LLC, a Delaware limited liability company, is a provider of card-based payment processing services. CardConnect, LLC facilitates the exchange of information and funds between merchants’ and cardholders’ financial institutions by providing electronic payment processing services to merchants, including transaction authorization and electronic draft capture, transaction clearing and settlement, merchant accounting and support, and risk management. CardConnect, LLC also offers a broad range of technology solutions, including software, services and peripherals.

The Company was originally incorporated in Delaware in November 2013 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets. On July 29, 2016 (the “Closing Date”), the Company consummated its business combination with FTS Holding Corporation (“FTS”) pursuant to the agreement and plan of merger dated as of March 7, 2016, as amended, by and among the Company, FinTech Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) and FTS (the “Merger Agreement”). Under the Merger Agreement, FTS merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. In connection with the closing of the Merger, the Company changed its name from FinTech Acquisition Corp. to CardConnect Corp. and FinTech Merger Sub, Inc. changed its name to FTS Holding Corporation. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “FinTech” refers to the company prior to the closing of the Merger and “FTS” refers to FTS Holding Corporation prior to the Merger. See Note 3 for further discussion of the Merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with FTS’s consolidated financial statements and related noted thereto for the years ended December 31, 2015, 2014 and 2013 in the definitive proxy statement/prospectus filed by FinTech with the Securities and Exchange Commission (“SEC”) on July 12, 2016.

The Merger has been accounted for as a reverse merger in accordance with U.S. GAAP. This determination was primarily based on FTS’s business comprising the ongoing operations of the Company following the Merger, FTS’s senior management comprising the senior management of the Company and FTS’s stockholders having a majority of the voting power of the Company. For accounting purposes, FinTech is considered the “acquired” company and FTS is considered the “acquirer.” Accordingly, for accounting purposes, the Merger is treated as the equivalent of FTS issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of FTS, and FinTech’s assets, liabilities and results of operations are consolidated with FTS beginning on the Closing Date. The shares and corresponding capital amounts  and earnings per share available to common stockholders, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger. The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in these condensed consolidated financial statements as they were not significant or meaningful.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of CardConnect Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Collectively, the consolidated group is referred to as “CardConnect” or the “Company.”

Preferred Stock

The Company classifies its Series A Preferred Stock, issued in connection with the Merger, on its consolidated balance sheets using the guidance in ASC 480-10-S99. The Series A Preferred Stock contains certain provisions that allow the holder to redeem the preferred stock for cash, beginning seven years following the date of issuance, or if certain events occur, such as a change in control. As redemption under these circumstances is not solely within the Company’s control, the Series A Preferred Stock is classified as temporary equity.

Subsequent Event

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure.

Recent Accounting Pronouncements

In November 2015, the FASB issued guidance to simplify the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance can be applied on either a prospective or retrospective basis. We have elected to early adopt this guidance and apply it on a prospective basis in 2015. Adoption of this accounting standards update (“ASU”) resulted in a reclassification of the Company’s net current deferred tax asset to the net long-term deferred tax liability in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has not yet determined the effect of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. The effect of this update is still being evaluated and is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in its first quarter of 2019 and early adoption is permitted. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). We must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standards on its consolidated financial statements.

In June 2016, the FASB issued guidance that will change the accounting for credit impairment. Under the new guidance, companies are required to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The effect of this update is still being evaluated and is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows, with the intent of reducing diversity in practice. For public entities, ASU 2016-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented; however, entities may apply prospectively if retrospective application is impracticable. The effect of this update is still being evaluated and is not expected to have a material effect on the Company’s consolidated financial statements.

3. Business Combination

Background and Summary

On the Closing Date, FinTech and FTS consummated the previously announced transactions contemplated by the Merger Agreement. The Merger Agreement provided for, among other things, the acquisition of FTS by FinTech pursuant to the Merger.  In connection with the Merger, FinTech paid cash consideration of approximately $179 million (including approximately $2 million of “Excess Cash” as defined in the Merger Agreement), and issued 15,162,470 shares of common stock and options to purchase 3,463,950 shares of common stock. The cash portion of the consideration was funded by a combination of cash held in trust by FinTech of $100 million, borrowings under a new $100 million first lien secured credit facility and a $40 million second lien secured credit facility (See “Note 4. Debt—First Lien Facility” and “—Second Lien Facility”), and $42.2 million in proceeds from the private placements of preferred and common stock completed immediately prior to the Merger (See “—Series A Preferred Stock Offering” and “—Common Stock Offering”). In connection with the Merger, on the Closing Date the Company redeemed 1,119,051 shares of its common stock at a redemption price of $10.01 per share pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $11,201,698. Immediately following the Merger, there were 1,500,000 shares of Series A Preferred Stock outstanding, 28,751,331 shares of common stock outstanding, outstanding warrants to purchase 10,300,000 shares of common stock and outstanding options to purchase 6,854,429 shares of common stock.

Series A Preferred Stock Offering

On the Closing Date, in connection with the partial financing of the Merger, the Company issued 1,500,000 shares of newly created Series A Preferred Stock (the “Preferred Stock”) and 480,544 shares of common stock (such shares of common stock, together with the Preferred Stock, the “Shares”) to Falcon Strategic Partners V, LP (“Series A Purchaser”) in a private placement pursuant to the Securities Purchase Agreement with the Series A Purchaser dated June 23, 2016. The Shares were sold to the Series A Purchaser in a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated by the SEC. The Company incurred fees of $570,397 in connection with issuing the Preferred Stock, which were recorded as a discount to the redeemable preferred stock on the condensed consolidated balance sheet on the date the offering closed.

The aggregate purchase price for the Shares was $37.5 million, of which $30.0 million was used to pay a portion of the cash consideration for the Merger, to repay FTS’s existing debt in connection with the Merger, to pay transaction expenses relating to the Merger and for general corporate purposes, and the remaining $7.5 million was placed in a separate restricted account for the sole purpose of funding the first two years of cash dividends on the Preferred Stock.

 The Preferred Stock has an aggregate liquidation preference of $37.5 million plus all unpaid dividends. During the first two years following issuance, dividends accrue at a rate of 11.43% per annum, compounding quarterly, of which 10.0% will be payable in cash and 1.43% will accrue and be payable in connection with a redemption of the Preferred Stock or a Change of Control (as in the Certificate of Designation for the Preferred Stock). Thereafter, dividends accrue at 13.40% per annum, compounding quarterly, all of which will accrue and be payable in connection with a redemption of the Preferred Stock or a Change of Control.

The Preferred Stock is redeemable, at the Series A Purchaser’s option, beginning seven years following the date of issuance (the “Mandatory Redemption Date”) at a price equal to the then aggregate liquidation preference of the outstanding Preferred Stock. The Company has the right (the “Optional Redemption Right”) to redeem the Preferred Stock beginning three and a half years following the date of issuance. The redemption price (the “Redemption Price”) will be 102% of the liquidation preference if the redemption occurs during the first redemption year, 101% of the liquidation preference if the redemption occurs during the second redemption year, and 100% of the liquidation value thereafter.

Common Stock Offering

On the Closing Date, in connection with the partial financing of the Merger, the Company issued an aggregate of 467,647 shares of common stock (the “PIPE Shares”) to FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P., each a stockholder of FTS, certain other stockholders of FTS and an affiliate of Betsy Cohen, a director of the Company (collectively, the “PIPE Investors”), pursuant to securities purchase agreements with the PIPE Investors dated July 27, 2016. The PIPE Shares were sold to the PIPE Investors in a private placement transaction (the “PIPE Transaction”) exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Of the PIPE Shares sold in the PIPE Transaction, 350,000 shares were sold at a purchase price of $10.00 per share, and the remaining 117,647 shares, which were sold to the affiliate of Mrs. Cohen, were sold at a purchase price of $10.20 per share, the most recent closing bid price of the Company’s common stock, as required by applicable NASDAQ Listing Rules. The closing of the PIPE Transaction occurred immediately prior to the closing of the Merger. The Company used the proceeds from the PIPE Transaction to pay a portion of the cash consideration for the Merger, repay FTS’s existing debt in connection with the Merger, pay transaction expenses relating to the Merger and redeem shares of common stock in connection with the Merger pursuant to the Company’s amended and restated certificate of incorporation. The Company incurred fees of $299,041 in connection with issuing the PIPE Shares, which were recorded as an adjustment to Additional Paid-In Capital at closing.

Warrants

There are outstanding warrants to purchase an aggregate of 10,300,000 shares of the Company’s common stock. Each warrant entitles its holder to purchase one share of the Company’s common stock at an exercise price of $12.00 per share and will expire on July 29, 2021, or earlier upon liquidation by the Company. The Company may redeem the outstanding warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period

4. Debt

The Company’s long-term debt at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30,	December 31,
	2016	2015
Credit facility:
2016 First lien term credit facility, net of $5,855,959 of deferred financing costs	$92,144,041	$—
2016 Second lien term credit facility	40,000,000	—
2012 Revolving credit facility	—	59,964,989
Total debt	132,144,041	59,964,989
Less current portion	3,000,000	—
Total long-term debt	$129,144,041	$59,964,989

Prior Credit Facility

In connection with the Merger, FTS repaid the outstanding balance of $57,964,989 under its 2012 revolving credit facility and terminated the facility.

In connection with the Merger, on the Closing Date, the Company, through Merger Sub, entered into a credit agreement with BMO Harris Bank N.A. (“BMO”), as administrative agent, for a first lien credit facility (the “First Lien Facility”), and entered into a second lien credit agreement with Babson Capital Finance LLC, also acting as administrative agent, for a second lien term loan facility (the “Second Lien Facility”). Each facility is guaranteed by the Company and its two indirect wholly-owned subsidiaries, CardConnect, LLC and Princeton Payment Solutions, LLC, and secured by a pledge of all of the assets of the Company and its subsidiaries. The Company capitalized debt issuance costs of $6,047,141 in connection with the credit agreements, which will be amortized to interest expense over the term of the credit agreements. The capitalized debt issuance costs are reported net with their debt liabilities on the condensed consolidated balance sheets. Amortization of capitalized debt issuance costs was $191,182 for the three and nine months ended September 30, 2016.

First Lien Facility

The First Lien Facility consists of a $30 million senior secured first lien revolving credit facility and a $100 million senior secured first lien term credit facility.  The Company may increase the First Lien Facility by up to $35 million (less amounts obtained from the related expansion feature under the Second Lien Facility), subject to customary restrictions and conditions. The First Lien Facility matures on July 29, 2021 and bears interest at rates based either on the three-month London Interbank Offered Rate, or LIBOR, plus a margin of between 2.00% and 3.50%, or, at the Company’s option, BMO’s base rate plus a margin of between 1.00% and 2.50%, with the margin in each case depending upon consolidated total net leverage ratios (described below). The term loan portion of the First Lien Facility will amortize $1.25 million per quarter beginning with the quarter ending December 31, 2016 through the quarter ending September 30, 2018; thereafter $1.875 million per quarter through the quarter ending September 30, 2020; and finally $2.5 million per quarter through the quarter ending June 30, 2021. At September 30, 2016, the interest rate on the outstanding balance of the first lien term credit facility was 4.02%.

The Company may prepay the first lien credit facilities, without premium. The First Lien Facility requires mandatory prepayments, without premium, in the following amounts:

●	100% of the net cash proceeds of (i) sales of assets not in the ordinary course of business, (ii) sales of debt securities, and (iii) casualty or condemnation events (subject to specified thresholds and exceptions, including permitted reinvestment periods); and

●	75% of “Excess Cash Flow,” as defined in the first lien credit agreement, with a reduction to 50% if the total net leverage ratio for the fiscal year is 3.00 to 1.00, and a reduction to 25% if such ratio is 2.50 to 1.00.

Second Lien Credit Facility

The Second Lien Facility consists of a $40 million senior secured second lien term loan which has a $35 million expansion feature similar to, and coordinated with, the expansion feature of the First Lien Facility such that the maximum aggregate expansion for both such financings cannot exceed $35 million. The Second Lien Facility matures on July 29, 2022 and bears interest at LIBOR plus 9.50% (with a LIBOR floor of 1.00%) or, at the Company’s option, the base rate (generally, the Wall Street Journal “prime rate”) plus 8.50% (with a base rate floor of 2.00%). The Second Lien Facility does not amortize and may not be prepaid prior to the payment in full of the First Lien Facility, notwithstanding the foregoing, the Company is permitted to make payments under the Second Lien Facility out of the “available amount” (as defined under the First Lien Facility). If voluntary prepayments (in addition to those allowed to be made from the available amount) become permitted (following payment of the First Lien Facility in full), there will be a prepayment fee of 2% of the outstanding loan amount during the first loan year, 1% of the outstanding loan amount in the second loan year and no prepayment fee thereafter. Mandatory prepayments are the same as under the First Lien Facility but are conditioned on the prior repayment in full of the First Lien Facility.  At September 30, 2016, the interest rate on the outstanding balance of the second lien term credit facility was 10.50%.

5. Stock-Based Compensation

FTS Holding Corporation 2010 Stock Option Plan

In connection with the Merger, on the Closing Date all unvested stock options of FTS became fully vested and all vested stock options were then immediately settled for $9,716,492 of cash and options to purchase 3,463,950 shares of common stock of the Company. The Company recognized compensation expense of $2,205,334 and $3,054,066 for the three months and nine months ended September 30, 2016, respectively, which included $2,107,911 of remaining unrecognized compensation expense related to the accelerated vesting of FTS stock options. The Company recognized compensation expense of $461,536 and $1,384,693 for the three and nine months ended September 30, 2015, respectively. No stock options of FTS remain outstanding at September 30, 2016.

CardConnect Corp. 2016 Omnibus Equity Compensation Plan

In connection with the Merger, on the Closing Date the Company’s stockholders approved the CardConnect Corp. 2016 Omnibus Equity Compensation Plan (the “2016 Plan”). Also in connection with the Merger, on the Closing Date the Company issued 26,388 shares of restricted stock and options to purchase 3,390,479 shares of common stock under the 2016 Plan, and on August 9, 2016, the Company issued options to purchase 379,429 shares of common stock under the 2016 Plan. As of September 30, 2016, there were 3,796,296 shares authorized for issuance under the 2016 Plan and no shares available for issuance.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2016 Plan vest in four equal installments over four years. The Company recognized compensation expense for stock options of $687,672 for the three and nine months ended September 30, 2016. As of September 30, 2016, there were 3,626,352 nonvested stock options and unrecognized compensation expense of $15,816,449 is expected to be recognized over a weighted-average period of 3.8 years.

The restricted stock issued under the 2016 Plan vests on the earlier of (i) one day prior to the next regularly scheduled annual shareholders meeting, or (ii) one year from the grant date. The Company recognized compensation expense for restricted stock of $46,662 for the three and nine months ended September 30, 2016. As of September 30, 2016, there was $233,315 of unrecognized compensation expense for the restricted stock.

6. Earnings per Share

Basic (loss) income per share is calculated by dividing net (loss) income attributable to the Company’s common shareholders for period by the weighted average number of common shares outstanding for the period. In computing dilutive (loss) income per share, basic (loss) income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, restricted stock and warrants.

Below are basic and diluted net (loss) income per share for the periods indicated (amounts in thousands except share and per share data):

	Three Months Ended September 30,
	2016	2015
Numerator:
Net (loss) income	$(22,081,298)	$166,346
Less: Preferred stock dividends	(666,667)	—
Net (loss) income available for common stockholders	$(22,747,965)	$166,346
Denominator:
Weighted-average common shares outstanding – basic	24,449,816	15,145,708
Dilutive effect of stock options	—	1,575,163
Weighted-average common shares outstanding - diluted	24,449,816	16,720,871
Net (loss) income per share available for common stockholders - basic	$(0.93)	$0.01
Net (loss) income per share available for common stockholders - diluted	$(0.93)	$0.01

Antidilutive options, unvested restricted stock awards and warrants excluded from the computations	15,524,161	—

	Nine Months Ended September 30,
	2016	2015
Numerator:
Net (loss) income	$(18,687,517)	$887,465
Less: Preferred stock dividends	(666,667)	—
Net (loss) income available for common stockholders	$(19,354,184)	$887,465

Denominator:
Weighted-average common shares outstanding - basic	18,277,085	15,145,708
Dilutive effect of stock options	—	1,575,163
Weighted-average common shares outstanding - diluted	18,277,085	16,720,871

Net (loss) income per share available for common stockholders - basic	$(1.06)	$0.06
Net (loss) income per share available for common stockholders - diluted	$(1.06)	$0.05

Antidilutive options, unvested restricted stock awards and warrants excluded from the computations	14,552,752	—

7. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate and, if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period.

The provision for income taxes for the three and nine months ended September 30, 2016 and 2015 and the resulting effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Provision for income taxes	$772,160	$315,346	$1,064,328	$1,314,809
Effective tax rate	(3.6)%	65.5%	(6.0)%	59.7%

The effective rate for the three months ended September 30, 2016 differs from the federal statutory rate due to the expected increase of the valuation allowance against our deferred tax assets and the impact of indefinitely-lived intangible assets, which increased the Company’s effective tax rate by 37.2% and 6.0%, respectively, partially offset by a state tax benefit, which decreased the Company’s effective tax rate by 2.3%. The effective rate for the three months ended September 30, 2015 differs from the federal statutory rate due to an expected increase in the valuation allowance against our deferred tax assets and state taxes, which increased the Company’s effective tax rate by 16.7% and 2.5%, respectively. The effective rate for the nine months ended September 30, 2016 differs from the federal statutory rate due to the expected increase of the valuation allowance against our deferred tax assets and the impact of indefinitely-lived intangible assets, which increased the Company’s effective tax rate by 37.2% and 6.0%, respectively, partially offset by a state tax benefit, which decreased the Company’s effective tax rate by 2.3%. The effective rate for the nine months ended September 30, 2015 differs from the federal statutory rate due to an expected increase in the valuation allowance against our deferred tax assets and state taxes, which increased the Company’s effective tax rate by 16.7% and 2.5%, respectively.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At September 30, 2016 and 2015, the reserve for unrecognized tax benefits related to uncertain tax positions was $221,584 and $116,258, respectively.

8. Commitments and Contingencies

The Company is party to a contract with First Data Merchant Services Corporation (“FDMS”), under which FDMS provides services related to transaction processing and transmittal, transaction authorization, and data capture and access to reporting tools. The contract expires on December 31, 2021, with successive renewal options of two years. The Company is required to pay minimum services fees equal to 70% of the prior year’s services fees paid to FDMS. The minimum services fee to be paid to FDMS in 2016 is $8,725,735.

The Company is party to a contract with TSYS Acquiring Solutions, LLC (“TSYS”), under which TSYS provides merchant authorization, accounting and clearing services. The contract expires on October 31, 2020, with successive renewal options of two years. The Company is required to pay minimum services fees each month of the contract equal to the greater of the contractually agreed upon amount for each processing year or 70% of the average monthly volume over the last three months of the prior processing year. The minimum services fees to be paid to TSYS in 2016, 2017, 2018, 2019 and 2020 are $1,029,477, $1,220,000, $1,350,000, $1,550,000 and $1,500,000, respectively.

The Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business. The Company has considered all such ordinary course legal proceedings as of September 30, 2016 in formulating its disclosures and assessments. In the opinion of the Company’s management, based on consultations with outside counsel, material losses are not considered reasonably possible in connection with these ordinary course legal proceedings.

The Company leases office equipment and office space under operating agreements expiring through 2023. Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement. Substantially all of the leases require the Company to pay maintenance, insurance, and property taxes. Future minimum lease payments for all non-cancelable leases for the remainder of 2016 and the next five fiscal years are as follows:

For the Fiscal Year Ending December 31,
2016 (remainder)	$452,002
2017	1,766,850
2018	1,740,587
2019	1,647,248
2020	1,620,416
2021	1,659,409
Thereafter	3,439,881
$12,326,393

9. Segments

The Company’s core business is providing Merchant Acquiring services to Small and Medium sized Businesses (“SMB”). The Company also provides services to larger Enterprise customers that primarily utilize sophisticated Enterprise Resource Planning (“ERP”) systems to manage their business. These services are primarily ERP integration services utilizing the Company’s secure hosted payment gateway, and may also include secure, point-to-point encryption (“P2PE”) payment terminals and acceptance devices. The Company also provides Merchant Acquiring services to certain of its Enterprise customers. Merchant Acquiring services provided to both SMB and Enterprise customers are aggregated for financial reporting purposes in the Merchant Acquiring segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same systems to provide services. The Enterprise services business activity does not meet applicable materiality thresholds for separate segment disclosure but is included as the primary component of an “all other” category under GAAP as set forth below. The other category also includes corporate overhead expenses and non-recurring charges unrelated to Merchant Acquiring services and Enterprise services.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Merchant Acquiring Services	$152,327,958	$115,733,309	$427,096,865	$327,287,155
Other	1,703,151	2,127,239	5,388,040	3,818,506
	154,031,109	117,860,548	432,484,905	331,105,661

Income/(loss) from operations
Merchant Acquiring Services	1,852,202	1,531,345	7,451,579	4,976,961
Other	(21,157,599)	(755,362)	(22,032,141)	(1,757,051)
	(19,305,397)	775,983	(14,580,562)	3,219,910

Cost of services (exclusive of depreciation and amortization)
Merchant Acquiring Services	135,894,774	104,087,690	382,772,465	293,137,386
Other	482,794	1,358,284	2,030,969	1,530,707
	136,377,568	105,445,974	384,803,434	294,668,093

General and administrative
Merchant Acquiring Services	8,932,059	4,862,782	20,449,038	14,197,020
Other	22,290,804	1,427,427	25,127,759	3,690,070
	31,222,863	6,290,209	45,576,797	17,887,090

Amortization expense
Merchant Acquiring Services	5,243,305	4,997,680	15,242,961	14,275,965
Other	48,025	57,272	144,075	171,815
	5,291,330	5,054,952	15,387,036	14,447,780

Interest expense, net
Merchant Acquiring Services	1,764,711	274,150	2,636,908	844,308
Other	—	—	—	—
	1,764,711	274,150	2,636,908	844,308

10. Related Party Transactions

In connection with the Merger, $4,031,887 of related party receivables was repaid to the Company on the Closing Date.

On the Closing Date, the company consummated the Pipe Transaction. See Note 3 for a description of the PIPE Transaction.

On September 30, 2016, the Company entered into a residual buyout agreement with an independent contractor who is a related party. Total consideration under the agreement was $115,500, of which $40,500 was paid in cash to the independent contractor and $75,000 reduced the balance of an outstanding loan balance with the Company. The outstanding balance of the loan at September 30, 2016, following consummation of the residual buyout agreement was $175,000.

11. Subsequent Events

On October 28, 2016, the Company’s stockholders approved an amendment and restatement of the CardConnect Corp. 2016 Omnibus Equity Compensation Plan (the “2016 Plan”) that authorized an additional 1,000,000 shares of common stock for issuance under the 2016 Plan. The amendment and restatement of the 2016 Plan increased the total shares authorized for issuance from 3,796,296 shares to 4,796,296 shares.

On November 2, 2016, the Company entered into Amendment No. 1 to the Company’s First Lien Facility and Amendment No. 1 to the Company’s Second Lien Facility. These amendments permit the Company to repurchase up to $2.5 million of the Company’s outstanding warrants on the terms set forth in such amendments.

On November 2, 2016, the Company received a notice from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) stating that the Staff has determined that the Company has not complied with Nasdaq Listing Rules 5405(a)(3) and 5410(d) (the “Minimum Holder Requirements”), which require that the Company have at least 400 round lot holders of each of its common stock and warrants, respectively, to maintain the listing of such securities on the NASDAQ Capital Market (the “Capital Market”). The Company previously submitted to Nasdaq a report of round lot shareholders as of a record date of October 5, 2016, prepared by Morrow & Co. LLC. Nasdaq verbally informed the Company that the report, when adjusted, indicated that the Company had 378 round lot shareholders. The Company requested a hearing to appeal the Staff’s determination. The Company’s securities will continue to be listed on the Capital Market pending the completion of the hearing process. The Company expects to assess and implement initiatives to expand its investor base and to regain compliance with the Minimum Holder Requirements with respect to its common stock prior to any hearing granted by the Staff.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis together with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements of FTS Holding Corporation and related notes thereto included in the definitive proxy statement/prospectus filed by FinTech Acquisition Corp. with the Securities and Exchange Commission (“SEC”) on July 12, 2016 (the “Prospectus”).

The information in this Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, operations and industry that involve risks and uncertainties, such as statements regarding the Company’s plans, objectives, expectations and intentions. The Company’s future results and financial condition may differ materially from those currently anticipated as a result of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” The Company assumes no obligation to update any of these forward-looking statements. Throughout this section, unless otherwise noted “we”, “us” and the “Company” refer to CardConnect Corp. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

Introductory Note

On July 29, 2016 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated March 7, 2016, as amended June 24, 2016 (the “Merger Agreement”), we consummated the acquisition of FTS Holding Corporation pursuant to the merger (the “Merger”) of FTS Holding Corporation with and into our wholly-owned subsidiary, FinTech Merger Sub, Inc. (“Merger Sub”). See Note 3 to the condensed consolidated financial statements for additional information on the acquisition accounting for the Merger.

In connection with the consummation of the Merger, we changed our name from FinTech Acquisition Corp. to CardConnect. Corp and Merger Sub changed its name to FTS Holding Corporation. Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refer to the combined company, CardConnect Corp., and its consolidated subsidiaries following the Merger, “FinTech” refers to FinTech Acquisition Corp. prior to the closing of the Merger and “FTS” refers to FTS Holding Corporation prior to the Merger.

Overview

General

Our primary business is to provide Merchant Acquiring services to merchants throughout the United States. Merchant Acquiring services involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders’ financial institutions. To accomplish this, we undertake, or facilitate with third parties, merchant set-up and training, transaction authorization, settlement, merchant funding, merchant assistance and support, and risk management. We also provide integrated payment solutions utilizing our proprietary payment gateway. Our card-accepting customers are primarily SMB merchants.

We also provide services to Enterprise customers that primarily utilize sophisticated ERP systems to manage their businesses. These services are primarily ERP integration services utilizing our secure hosted payment gateway, and also include secure, P2PE payment terminals and acceptance devices. We also provide Merchant Acquiring services to certain of our Enterprise customers.

How We Assess the Performance of Our Business

Merchant Acquiring Services

We use bankcard volume, number of active SMB merchants and same store sales to measure the performance of our Merchant Acquiring services.

Our total bankcard volume for the three months ended September 30, 2016 and 2015 was $5.8 billion and $4.4 billion, respectively, representing a period to period growth rate of 33.9%. Our total bankcard volume for the nine months ended September 30, 2016 and 2015 was $16.4 billion and $12.3 billion, respectively, representing a period to period growth rate of 33.2%.

An active SMB merchant is a merchant that has processed transactions in the relevant period. The number of our active SMB merchants located across the United States was 51,699 at September 30, 2016, compared to 48,400 at December 31, 2015 and 40,825 at September 30, 2015, representing growth rates of 6.8% and 26.6%, respectively, over the periods. Bankcard volume reflects the addition of new merchants and same store sales of existing merchants, partially offset by merchants who attrited during the period. We grow the number of active SMB merchants through various distribution channels, which include independent sales organizations, integrated software vendors and our direct sales staff. We also grow the number of active SMB merchants through acquisitions of complementary businesses. In connection with our acquisition of Vanco Payment Solutions, Inc. (“Vanco”) in the fourth quarter of 2015, we added approximately 6,400 of our active SMB merchants.

Our Merchant Acquiring revenue is recurring in nature, as we typically enter into five-year service contracts with our merchants. Our Merchant Acquiring revenue is generated primarily from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to the card issuer through the card networks and pay dues, assessments and other network fees to Visa, MasterCard, American Express and Discover. Our Merchant Acquiring revenue is largely driven by the Visa and MasterCard volume processed by our merchants. We also realize card processing revenues from processing transactions for our merchants accepting American Express and from processing Discover transactions.

Enterprise Services

Revenues from our Enterprise services are largely driven by recurring fees charged for ERP integration and hosting services, and recurring P2PE device fees. For the three months ended September 30, 2016 and 2015, revenue includes $1.3 million and $895 thousand, respectively, of revenue related to Enterprise services. For the nine months ended September 30, 2016 and 2015, revenue includes $3.6 million and $2.5 million, respectively, of revenue related to Enterprise services.

Subsequent Events

On October 28, 2016, our stockholders approved an amendment and restatement of the CardConnect Corp. 2016 Omnibus Equity Compensation Plan (the “2016 Plan”) that authorized an additional 1,000,000 shares of common stock for issuance under the 2016 Plan. The amendment and restatement of the 2016 Plan increased the total shares authorized for issuance from 3,796,296 shares to 4,796,296 shares.

On November 2, 2016, we entered into Amendment No. 1 to our First Lien Facility (as defined below) and Amendment No. 1 to our Second Lien Facility (as defined below). These amendments permit us to repurchase up to $2.5 million of our outstanding warrants on the terms set forth in such amendments.

On November 2, 2016, the Company received a notice from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) stating that the Staff has determined that the Company has not complied with Nasdaq Listing Rules 5405(a)(3) and 5410(d) (the “Minimum Holder Requirements”), which require that the Company have at least 400 round lot holders of each of its common stock and warrants, respectively, to maintain the listing of such securities on the NASDAQ Capital Market (the “Capital Market”). The Company previously submitted to Nasdaq a report of round lot shareholders as of a record date of October 5, 2016, prepared by Morrow & Co. LLC. Nasdaq verbally informed the Company that the report, when adjusted, indicated that the Company had 378 round lot shareholders. The Company requested a hearing to appeal the Staff’s determination. The Company’s securities will continue to be listed on the Capital Market pending the completion of the hearing process. The Company expects to assess and implement initiatives to expand its investor base and to regain compliance with the Minimum Holder Requirements with respect to its common stock prior to any hearing granted by the Staff.

Recent Developments

Business Combination. On the Closing Date, we consummated the Merger and the other transactions contemplated by the Merger Agreement. In connection with the Merger, FinTech paid cash consideration of approximately $179 million (including approximately $2 million of “Excess Cash” as defined in the Merger Agreement), and issued 15,162,470 shares of common stock and options to purchase 3,463,950 shares of common stock. The cash portion of the consideration was funded by a combination of cash held in trust by FinTech, borrowings under a new $100 million first lien secured credit facility and a $40 million second lien secured credit facility, and the proceeds of private placements of preferred and common stock completed immediately prior to the Merger (See “Equity Issuances”). We also redeemed 1,119,051 shares of our common stock in connection with the Merger pursuant to the terms of our amended and restated certificate of incorporation (See “—Common Stock Repurchase”). Immediately following the Merger, there were 1,500,000 shares of Series A Preferred Stock outstanding, 28,751,331 shares of common stock outstanding, outstanding warrants to purchase 10,300,000 shares of common stock and outstanding options to purchase 6,854,429 shares of common stock.

Credit Facilities. In connection with the Merger, on the Closing Date FTS repaid the outstanding balance of approximately $58.0 million under its then existing revolving credit facility and terminated the facility.

In connection with the Merger, on the Closing Date we, through Merger Sub, entered into a credit agreement with BMO Harris Bank N.A. (“BMO”), acting as administrative agent for a group of lenders, for a first lien credit facility (the “First Lien Facility”) consisting of a $100 million first lien term loan facility and a $30 million first lien revolving credit facility, and entered into a second lien credit agreement Babson Capital Finance LLC, also acting as administrative agent for a group of lenders, for a $40 million second lien term loan facility (the “Second Lien Facility”). See “Liquidity and Capital Resources—Credit Facilities” for additional information.

Series A Preferred Stock Offering. In connection with the partial financing of the Merger, on the Closing Date we issued 1,500,000 shares of newly created Series A Preferred Stock (the “Preferred Stock”) and 480,544 shares of common stock to Falcon Strategic Partners V, LP (“Series A Purchaser”) in a private placement transaction (the “Series A Preferred Stock Offering”) exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated by the SEC. The aggregate purchase price for such shares of preferred and common stock issued to the Series A Purchaser was $37.5 million. See “Equity Issuances” for additional information.

Common Stock Offering. In connection with the partial financial of the Merger, on the Closing Date we issued an aggregate of 467,647 shares of common stock (the “PIPE Shares”) to certain stockholders of FTS and an affiliate of Betsy Cohen, a director of the Company (collectively, the “PIPE Investors”), in a private placement transaction (the “PIPE Transaction”) exempt from registration under Section 4(a)(2) of the Securities Act. Of the PIPE Shares sold in the PIPE Transaction, 350,000 shares were sold at a purchase price of $10.00 per share, and the remaining 117,647 shares, which were sold to the affiliate of Mrs. Cohen, were sold at a purchase price of $10.20 per share, the most recent closing bid price of our common stock, as required by applicable NASDAQ Listing Rules. The closing of the PIPE Transaction occurred immediately prior to the closing of the Merger. See “Equity Issuances” for additional information.

Common Stock Repurchase. In connection with the Merger, on the Closing Date we redeemed 1,119,051 shares of common stock at a redemption price of $10.01 per share pursuant to the terms of our amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of approximately $11,201,701.

CardConnect Corp. 2016 Omnibus Equity Compensation Plan. In connection with the Merger, on the Closing Date our stockholders approved the 2016 Plan. Also in connection with the Merger, on the Closing Date we issued 26,388 shares of restricted stock and options to purchase 3,390,479 shares of common stock under the 2016 Plan, and on August 9, 2016, we issued options to purchase 379,429 shares of common stock under the 2016 Plan. As of September 30, 2016, there were 3,796,296 shares authorized for issuance under the 2016 Plan and no shares available for issuance.

Acquisitions

On October 31, 2015, FTS purchased certain assets and assumed certain liabilities of Vanco, a provider of card-based payment processing services, for cash of $24.0 million. The purchase was funded primarily with borrowings under FTS’s $65.0 million prior revolving credit facility. The asset purchase added over 8,000 merchants to our business.

The results of operations of this acquired business have been included in our financial statements since the acquisition date.

Components of Revenues and Expenses

Revenues

Revenue. Revenue consists of card processing fees charged to merchants for card-based processing services. We charge merchants various rates for our services, which depend upon various factors including the type of bankcard, card brand, the merchant’s charge volume, the merchant’s industry and the merchant’s risk profile. Fees principally consist of bankcard volume and transaction fees, which are a percentage of the dollar amount of each credit or debit transaction and fixed transaction fees. We also generate card processing revenues by charging merchants a variety of service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, and fees for other miscellaneous services, including handling chargebacks. We also generate revenues by selling our technology solutions, which include hardware and software products, maintenance, and professional installation and training services.

Expenses

Cost of services. Cost of services consists of interchange and pass-through and other cost of services. Interchange and pass-through consists of interchange fees, dues and assessment, debit network fees and other pass-through costs. We expect interchange and pass-through to increase proportionately as a percentage of revenue. Other cost of services consists of commissions to our distribution partners and internal sales staff and other third-party processing costs attributable to payment processing and related services to merchants. Cost of services also includes merchant supplies and service expenses.

General and administrative. General and administrative expenses include salaries and other employment costs, professional services, rent and utilities and other operating costs.

Stock-based compensation. Stock-based compensation reflects the amortization of the estimated fair value of share-based awards. We recognize stock-based compensation as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.

Depreciation and amortization of intangibles. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware and software, and our amortization of acquired intangible assets and internally developed software. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for acquired intangible assets is recognized using a proportional cash flow method. Amortization expense for internally developed software is recognized over the estimated useful life of the asset.

Interest expense, net. For the three and nine months ended September 30, 2015, our interest expense consists of interest on our outstanding indebtedness under our 2012 revolving credit facility. For the three and nine months ended September 30, 2016, our interest expense consists of interest on our outstanding indebtedness under our 2012 revolving credit facility and our 2016 First Lien Facility and 2016 Second Lien Facility.

Factors Affecting Our Business and Results of Operations

A number of factors impact our business, result of operations and financial condition including:

●	the amount and mix of volume being processed;

●	the demand for our products and services;

●	our ability to attract and retain distribution partners and merchants on reasonable terms;

●	our ability to attract and obtain Enterprise customers;

●	our ability to capitalize on recent acquisitions and identify and complete future acquisitions;

●	general economic conditions and consumer spending trends;

●	the emergence of new technologies and payment types;

●	selling, general and administrative expenses relating to compliance with regulations and requirements related to public companies; and

●	interest expense.

Increases in payment network fees and other related costs have not historically had a material effect on the growth of our business or results of our operations as such costs are generally passed through to our merchants.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table shows certain data from the statements of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
(dollars in thousands)
Revenue	$154,031	$117,861	$36,171	30.7%

Cost of services (exclusive of depreciation and amortization shown separately below)
Interchange and pass-through	112,949	86,785	26,164	30.1%
Other cost of services	23,428	18,661	4,768	25.5%
Total cost of services	136,378	105,446	30,932	29.3%

General and administrative	28,283	5,829	22,455	385.2%
Stock-based compensation	2,940	462	2,478	536.9%
Depreciation	445	293	151	51.6%
Amortization of intangibles	5,291	5,055	236	4.7%
Total expenses	173,337	117,085	56,252	48.0%
(Loss) income from operations	(19,305)	776	(20,081)	(2,587.9%)

Other expense:
Interest expense, net	(1,765)	(274)	(1,491)	543.9%
Other, net	(239)	(20)	(219)	1,086.8%
Total other expense	(2,004)	(294)	(1,710)	580.9%

(Loss) income before income tax provision	(21,309)	482	(21,791)	(4,523.8%)
Provision for income taxes	(772)	(315)	(457)	(144.9%)
Net (loss) income	$(22,081)	$166	$(22,248)	(13,374.3%)

Revenue

Revenue increased $36.2 million, or 30.7%, from $117.9 million for the three months ended September 30, 2015 to $154.0 million for the three months ended September 30, 2016. This increase was driven by merchant growth and increased bankcard volume of $1.5 billion, or 33.9%. The growth in bankcard volume consisted of bankcard volume from new merchants and same store sales of existing merchants, partially offset by merchants who attrited during the same period. See “—Overview” and “—How We Assess the Performance of Our Business.”

Cost of Services

Cost of services increased $30.9 million, or 29.3%, from $105.4 million for the three months ended September 30, 2015 to $136.4 million in for the three months ended September 30, 2016. This increase was driven by increased interchange and pass-through and increased other cost of services. Interchange and pass-through increased $26.2 million, or 30.1%, from $86.8 million for the three months ended September 30, 2015 to $112.9 million for the three months ended September 30, 2016. This increase was driven by increased bankcard volume as discussed above. Other cost of services increased $4.8 million, or 25.5%, from $18.7 million for the three months ended September 30, 2015 to $23.4 million in for the three months ended September 30, 2016. This increase was driven by merchant growth and increased bankcard volume, resulting in increased commission expense to be paid to our distribution partners and direct sales staff of $4.1 million, an increase in third-party processing costs of $919 thousand and an increase in merchant losses of $220 thousand. The increases in other cost of services were partially offset by a decrease in the cost of equipment sales of $614 thousand.

General and Administrative Expenses

General and administrative expenses increased $22.5 million, or 385.2%, from $5.8 million for the three months ended September 30, 2015 to $28.3 million for the three months ended September 30, 2016. This increase was driven by Merger related costs of $20.8 million, primarily advisory fees of $10.5 million, compensation cost of $7.8 million and legal costs of $2.3 million. The increase also reflects an increase in employment costs of $1.4 million due to an increase in headcount.

Stock-based Compensation

Stock-based compensation increased $2.5 million, or 536.9%, from $462 thousand for the three months ended September 30, 2015 to $2.9 million for the three months ended September 30, 2016. This increase was driven by $1.9 million of additional expense recognized due to the accelerated vesting of all outstanding FTS stock options in connection with the Merger and compensation expense recognized for stock options granted under the 2016 Plan of $734 thousand, partially offset by 2011 and 2012 grants that became fully vested in 2015 and 2016 of $255 thousand.

Depreciation and Amortization

Depreciation and amortization increased $388 thousand, or 7.2%, from $5.3 million for the three months ended September 30, 2015 to $5.7 million for the three months ended September 30, 2016. This increase was driven by amortization of intangible assets acquired in the Vanco acquisition of $797 thousand and depreciation of fixed assets placed into service of $201 thousand. These increases were partially offset by a decrease in acquisition related intangibles, excluding Vanco, of $489 thousand and a decrease in amortization of residual buyouts of $75 thousand.

Provision for Income Taxes

The provision for income taxes increased $457 thousand, or 144.9%, from $315 thousand for the three months ended September 30, 2015 to $772 thousand for the three months ended September 30, 2016. The effective tax rates were (3.6)% and 65.5% for the three months ended September 30, 2016 and 2015, respectively. The effective rate for the three months ended September 30, 2016 differs from the federal statutory rate due to the expected increase of the valuation allowance against our deferred tax assets and the impact of indefinitely-lived intangible assets, which increased the Company’s effective tax rate by 37.2% and 6.0%, respectively, partially offset by a state tax benefit, which decreased the Company’s effective tax rate by 2.3%. The effective rate for the three months ended September 30, 2015 differs from the federal statutory rate due to an expected increase in the valuation allowance against our deferred tax assets and state taxes, which increased the Company’s effective tax rate by 16.7% and 2.5%, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table shows certain data from the statements of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
(dollars in thousands)
Revenue	$432,485	$331,106	$101,379	30.6%

Cost of services (exclusive of depreciation and amortization shown separately below)
Interchange and pass-through	317,552	243,400	74,152	30.5%
Other cost of services	67,251	51,268	15,983	31.2%
Total cost of services	384,803	294,668	90,135	30.6%

General and administrative	41,788	16,502	25,286	153.2%
Stock-based compensation	3,788	1,385	2,404	173.6%
Depreciation	1,298	883	415	47.1%
Amortization of intangibles	15,387	14,448	939	6.5%
Total expenses	447,065	327,886	119,180	36.3%
(Loss) income from operations	(14,581)	3,220	(17,800)	(552.8)%

Other expense:
Interest expense, net	(2,637)	(844)	(1793)	212.3%
Other, net	(406)	(173)	(232)	134.1%
Total other expense	(3,043)	(1,018)	(2,025)	199.0%

(Loss) income before income tax provision	(17,623)	2,202	(19,825)	(900.2)%
Provision for income taxes	(1,064)	(1,315)	250	(19.1)%)
Net (loss) income	$(18,688)	$887	$(19,575)	(2,205.7)%

Revenue

Revenue increased $101.4 million, or 30.6%, from $331.1 million for the nine months ended September 30, 2015 to $432.5 million for the nine months ended September 30, 2016. This increase was driven by merchant growth and increased bankcard volume of $4.1 billion, or 33.2%. The growth in bankcard volume consisted of bankcard volume from new merchants and same store sales of existing merchants, partially offset by merchants who attrited during the same period. See “—Overview” and “—How We Assess the Performance of Our Business.”

Cost of Services

Cost of services increased $90.1 million, or 30.6%, from $294.7 million for the nine months ended September 30, 2015 to $384.8 million in for the nine months ended September 30, 2016. This increase was driven by increased interchange and pass-through and increased other cost of services. Interchange and pass-through increased $74.2 million, or 30.5%, from $243.4 million for the nine months ended September 30, 2015 to $317.6 million for the nine months ended September 30, 2016. This increase was driven by increased bankcard volume as discussed above. Other cost of services increased $16.0 million, or 31.2%, from $51.3 million for the nine months ended September 30, 2015 to $67.3 million in for the nine months ended September 30, 2016. This increase was driven by merchant growth and increased bankcard volume, resulting in increased commission expense to be paid to our distribution partners and direct sales staff of $10.7 million, an increase in third-party processing costs of $3.0 million, an increase in the cost of equipment sales of $1.2 million and an increase in merchant losses of $678 thousand.

General and Administrative Expenses

General and administrative expenses increased $25.3 million, or 153.2%, from $16.5 million for the nine months ended September 30, 2015 to $41.8 million for the nine months ended September 30, 2016. This increase was driven by Merger related costs of $20.8 million, primarily advisory fees of $10.5 million, compensation cost of $7.8 million and legal costs of $2.3 million. The increase also reflects an increase in employment costs of $3.6 million due to an increase in headcount.

Stock-based Compensation

Stock-based compensation increased $2.4 million, or 173.6%, from $1.4 million for the nine months ended September 30, 2015 to $3.8 million for the nine months ended September 30, 2016. This increase was driven by $1.9 million of additional expense recognized due to the accelerated vesting of all outstanding FTS stock options in connection with the Merger, compensation expense recognized for stock options granted under the 2016 Plan of $734 thousand and compensation expense recognized for stock options granted in the fourth quarter of 2015 of $291 thousand, partially offset by 2011 and 2012 grants that became fully vested in 2015 and 2016 of $469 thousand.

Depreciation and Amortization

Depreciation and amortization increased $1.4 million, or 8.8%, from $15.3 million for the nine months ended September 30, 2015 to $16.7 million for the nine months ended September 30, 2016. This increase was driven by amortization of intangible assets acquired in the Vanco acquisition of $2.4 million and depreciation of fixed assets placed into service of $524 thousand. These increases were partially offset by a decrease in acquisition related intangibles, excluding Vanco, of $1.4 million.

Provision for Income Taxes

The provision for income taxes decreased $250 thousand, or 19.1%, from $1.3 million for the nine months ended September 30, 2015 to $ 1.1 million for the nine months ended September 30, 2016. The effective tax rates were (6.0)% and 59.7% for the nine months ended September 30, 2016 and 2015, respectively. The effective rate for the nine months ended September 30, 2016 differs from the federal statutory rate due to the expected increase of the valuation allowance against our deferred tax assets and the impact of indefinitely-lived intangible assets, which increased the Company’s effective tax rate by 37.2% and 6.0%, respectively, partially offset by a state tax benefit, which decreased the Company’s effective tax rate by 2.3%. The effective rate for the nine months ended September 30, 2015 differs from the federal statutory rate due to an expected increase in the valuation allowance against our deferred tax assets and state taxes, which increased the Company’s effective tax rate by 16.7% and 2.5%, respectively.

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns and recognition of non-transaction based fees. Historically, our revenues have been strongest in our third and fourth quarters, and weakest in our first quarter. Some variability results from seasonal retail events and the number of business days in a month or quarter. Operating expenses do not typically fluctuate seasonally.

Liquidity and Capital Resources

General

Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our technology solutions, and to make acquisitions with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

Our principal uses of cash are to pay commissions to our distribution partners and internal sales staff, residual buyouts and distribution partner advances, operating expenses, income taxes and interest expense, invest in our technology infrastructure and fund acquisitions.

Our working capital, defined as current assets less current liabilities, was positive by $16.4 million and $8.1 million at September 30, 2016 and December 31, 2015, respectively. The increase in working capital was primarily due to net proceeds received in connection with the Merger of $5.2 million. At September 30, 2016, we had cash and cash equivalents totaling $9.6 million compared to $3.6 million at December 31, 2015. Cash and cash equivalents do not include restricted cash, which reflects $6.8 million restricted for dividends on our preferred stock at September 30, 2016 and amounts due to merchants for processing-related cash in transit and collateral of $1.9 million and $1.6 million at September 30, 2016 and December 31, 2015, respectively.

Our long-term debt at September 30, 2016 represents the outstanding balances under our First Lien Facility and Second Lien facility. The balance at December 31, 2015 represents the outstanding balance under our prior 2012 revolving credit facility. Historically, we have used borrowings under our credit facilities to fund acquisitions and for general corporate purposes. In addition to borrowings under our credit facilities, we fund our cash needs primarily with cash flows from our operating activities. We believe that our current cash balance, cash generated from operations and borrowing capacity will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.  However, we are subject to business, operational and other risks that could adversely affect our cash flow. We may supplement our cash generation with proceeds from financing activities, including borrowings under our credit facilities and other borrowings, the issuance of debt or additional equity, the sale of assets and other transactions.

Cash Flows

The following tables reflect the changes in cash flows for the comparative periods.

	Nine Months Ended September 30,
	2016	2015
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(44)	$18,886
Investing activities	(9,413)	(11,363)
Financing activities	15,506	(4,175)
Net change in cash and cash equivalents	$6,050	$3,348

Cash Flow (Used In) Provided By Operating Activities.

We reported net cash used in operating activities of $44 thousand for the nine months ended September 30, 2016, compared to net cash provided by operating activities of $18.9 million for the nine months ended September 30, 2015.

Cash used in operating activities for the nine months ended September 30, 2016 reflects net loss as adjusted for non-cash operating items including depreciation and amortization and stock-based compensation. Additionally, the net cash used for the nine months ended September 30, 2016 reflects increases in accounts receivable of $4.3 million, other assets of $1.3 million and prepaid expenses of $718 thousand. These uses of cash were partially offset by decreases in deferred revenue of $1.6 million, residuals payable of $749 thousand, prepaid income taxes of $694 thousand and processing liabilities of $612 thousand.

Cash provided by operating activities for the nine months ended September 30, 2015 reflects net income as adjusted for non-cash operating items including depreciation and amortization and stock-based compensation. Additionally, the net cash provided for the nine months ended September 30, 2015 reflects a decrease in prepaid income taxes of $1.2 million and increases in deferred revenue of $713 thousand and accounts payable of $580 thousand. These sources of cash were partially offset by increases in other current assets of $274 thousand, accounts receivable of $236 thousand, and prepaid expenses of $219 thousand, and a decrease in accrued expenses of $548 thousand.

Cash Flow Used In Investing Activities.

Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2016 and $11.4 million for the nine months ended September 30, 2015.

Cash flows used in investing activities for the nine months ended September 30, 2016 reflects funding of residual buyouts of $9.5 million, additions to our internally developed software of $2.4 million and property and equipment and leasehold improvements of $1.2 million.

Cash flows used in investing activities for the nine months ended September 30, 2015 reflects funding of residual buyouts of $6.7 million, additions to our internally developed software of $2.1 million and purchases of property and equipment and leasehold improvements of $1.9 million.

Cash Flow Provided By (Used In) Financing Activities.

Net cash provided by financing activities was $15.5 million for the nine months ended September 30, 2016, compared to net cash used in financing activities of $4.2 million for the nine months ended September 30, 2015.

Cash flows provided by financing activities for the nine months ended September 30, 2016 reflects proceeds from borrowings under the Company’s First Lien and Second Lien Facilities of $140.0 million, net of debt issuance costs of $6.0 million, proceeds from the issuance of common stock of $88.8 million, proceeds from the issuance of Series A preferred stock of $37.5 million, net of fees of $570 thousand, and proceeds from the private placement of common stock of $4.7 million, net of fees of $299 thousand. These sources of cash were partially offset by payments to holders of FTS and FinTech common stock of $179.4 million and payments under our credit facilities of $62.0 million.

Cash flows used in financing activities for the nine months ended September 30, 2015 reflects pre-payments under our revolving credit facility of $7.0 million, payment of contingent consideration of $3.7 million in connection with prior acquisitions and the purchase of treasury stock of $2.7 million from our then non-executive chairman. These uses of cash were partially offset by borrowings under our revolving credit facility of $9.2 million.

Credit Facilities

On the Closing Date, in connection with the consummation of the Merger, FTS repaid and terminated its 2012 revolving credit facility (see “Recent Events—Credit Facilities”) and we, through Merger Sub, entered into the First Lien Facility and Second Lien Facility. Each facility is guaranteed by us and our two indirect wholly-owned subsidiaries, CardConnect, LLC and Princeton Payment Solutions, LLC, and secured by a pledge of all our assets and all assets of our subsidiaries.

First Lien Facility

The First Lien Facility consists of the following:

●	a $30 million senior secured first lien revolving credit facility, with a $10 million sublimit for issuance of standby letters of credit and a $5 million sublimit for swing line loans; and

●	a $100 million senior secured first lien term credit facility.

We may increase the First Lien Facility by up to $35 million (less amounts obtained from the related expansion feature under the Second Lien Facility), subject to customary restrictions and conditions, including compliance with specified leverage ratios (as described below).

The First Lien Facility matures on July 29, 2021 and bears interest at rates based either on the three-month London Interbank Offered Rate, or LIBOR, plus a margin of between 2.00% and 3.50%, or, at our option, BMO’s base rate plus a margin of between 1.00% and 2.50%, with the margin in each case depending upon consolidated total net leverage ratios (described below). The term loan portion of the First Lien Facility will amortize $1.25 million per quarter beginning with the quarter ending December 31, 2016 through the quarter ending September 30, 2018; thereafter $1.875 million per quarter through the quarter ending September 30, 2020; and finally $2.5 million per quarter through the quarter ending June 30, 2021.

We may prepay the First Lien Facility, without premium. The First Lien Facility requires mandatory prepayments, without premium, in the following amounts:

●	100% of the net cash proceeds of (i) sales of assets not in the ordinary course of business, (ii) sales of debt securities, and (iii) casualty or condemnation events (subject to specified thresholds and exceptions, including permitted reinvestment periods); and

●	75% of “Excess Cash Flow,” as defined in the first lien credit agreement, with a reduction to 50% if the total net leverage ratio for the fiscal year is 3.00 to 1.00, and a reduction to 25% if such ratio is 2.50 to 1.00.

The first lien credit agreement contains covenants that are usual and customary for loans of this type, including affirmative and operational covenants and restrictive covenants regarding, among other matters, incurrence of debt, incurrence of liens, investments (including an aggregate cumulative limit of $100 million plus the “available amount” (generally, the proceeds of equity raised plus the balance available above the “Excess Cash Flow” used for prepayments, less amounts used as otherwise permitted by the First Lien Facility, including other acquisitions, dividends and debt repayments) on acquisitions in excess of $10 million during the term of the First Lien Facility), mergers, dispositions and specified uses of cash (including payment of dividends and distributions). The first lien credit agreement also contains covenants requiring that we maintain:

●	a minimum fixed charge coverage ratio of 1.25 to 1.00;

●	a maximum first lien leverage ratio of 3.50 to 1.00, reducing periodically until the ratio becomes 2.50 to 1.00 for quarters following June 30, 2018; and

●	a maximum total net leverage ratio of 4.75 to 1.00, reducing periodically until the ratio becomes to 3.50 to 1.00 for quarters after June 30, 2019.

We were in compliance with these covenants as of September 30, 2016.

In general, the “fixed charge coverage ratio” is defined as the ratio of EBITDA (less unfinanced capital expenditures, cash taxes and restricted payments, as defined) to the sum of scheduled debt principal payments over the most recently ended four quarters; the “first lien leverage ratio” is defined as the ratio of senior secured debt (net of unrestricted cash not to exceed $5.0 million) to EBITDA for the four fiscal quarter period most recently ended; and the “total leverage ratio” is defined as the ratio of consolidated indebtedness (net of unrestricted cash not to exceed $5.0 million) to EBITDA for the four fiscal quarter period most recently ended, with EBITDA to be determined on a pro forma basis.

As of September 30, 2016, we had $138.0 million outstanding under the First Lien Facility and the weighted average interest rate on outstanding borrowings under this facility was 4.02%.

Second Lien Credit Facility

The Second Lien Facility consists of a $40 million senior secured second lien term loan which has a $35 million expansion feature similar to, and coordinated with, the expansion feature of the First Lien Facility such that the maximum aggregate expansion for both such financings cannot exceed $35 million. The Second Lien Facility matures on July 29, 2022 and bears interest at LIBOR plus 9.50% (with a LIBOR floor of 1.00%) or, at our option, the base rate (generally, the Wall Street Journal “prime rate”) plus 8.50% (with a base rate floor of 2.00%). The Second Lien Facility does not amortize and may not be prepaid prior to the payment in full of the First Lien Facility, notwithstanding the foregoing, we are permitted to make payments under the Second Lien Facility out of the “available amount” (as defined under the First Lien Facility). If voluntary prepayments (in addition to those allowed to be made from the available amount) become permitted (following payment of the First Lien Facility in full), there will be a prepayment fee of 2% of the outstanding loan amount during the first loan year, 1% of the outstanding loan amount in the second loan year and no prepayment fee thereafter. Mandatory prepayments are the same as under the First Lien Facility but are conditioned on the prior repayment in full of the First Lien Facility. The representations and covenants in the Second Lien Facility are the same as those for the First Lien Facility, modified to reflect the second lien status of the Second Lien Facility, except that the minimum fixed charge coverage ratio is 1.00 to 1.00, the maximum total leverage ratio is 5.50 to 1.50, reducing periodically until it becomes 4.25 to 1.00 for quarters subsequent to June 30, 2019, and there is no first lien leverage ratio requirement. We were in compliance with these covenants as of September 30, 2016.

As of September 30, 2016, we had $40.0 million outstanding under the Second Lien Facility and the weighted average interest rate on outstanding borrowings under this facility was 10.50%.

Equity Issuances

Series A Preferred Stock Offering

In connection with the partial financing of the Merger, on the Closing Date we issued 1,500,000 shares of Preferred Stock and 480,544 shares of common stock (together, the “Shares”) to the Series A Purchaser pursuant to the Securities Purchase Agreement with the Series A Purchaser dated June 23, 2016. The Shares were sold to the Series A Purchaser in a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated by the SEC.

The aggregate purchase price for the Shares was $37.5 million, of which $30.0 million was used to pay a portion of the cash consideration for the Merger, to repay FTS’s existing debt in connection with the Merger, to pay transaction expenses relating to the Merger and for general corporate purposes, and the remaining $7.5 million was placed in a separate restricted account for the sole purpose of funding the first two years of cash dividends on the Preferred Stock.

The Preferred Stock has an aggregate liquidation preference of $37.5 million plus all unpaid dividends. During the first two years following issuance, dividends accrue at a rate of 11.43% per annum, compounding quarterly, of which 10.0% will be payable in cash and 1.43% will accrue and be payable in connection with a redemption of the Preferred Stock or a Change of Control (as defined below). Thereafter, dividends accrue at 13.40% per annum, compounding quarterly, all of which will accrue and be payable in connection with a redemption of the Preferred Stock or a Change of Control (as defined below).

The Preferred Stock is redeemable, at the Series A Purchaser’s option, beginning seven years following the date of issuance (the “Mandatory Redemption Date”) at a price equal to the then aggregate liquidation preference of the outstanding Preferred Stock. We have the right (the “Optional Redemption Right”) to redeem the Preferred Stock beginning three and a half years following the date of issuance. The redemption price (the “Redemption Price”) will be 102% of the liquidation preference if the redemption occurs during the first redemption year, 101% of the liquidation preference if the redemption occurs during the second redemption year, and 100% of the liquidation value thereafter.

If on the Mandatory Redemption Date any shares of Preferred Stock remain outstanding, the dividend rate on the outstanding shares of Preferred Stock will increase by 1.0% per annum, with the rate per annum being increased an additional 1.0% on the first day of each successive 180 day period thereafter. In addition, if at any time, (1) the ratio of our indebtedness (including for this purpose, the liquidation preference of the Preferred Stock) to its 12 month trailing EBITDA, on a pro forma basis, exceeds 7.7x, or (2) there is a payment or financial covenant default under the First Lien Facility (each, a “Trigger Event”), the dividend rate on the outstanding shares of Preferred Stock will increase upon the occurrence of the Trigger Event by the greater of (A) any increase in the interest rate of the Second Lien Facility or (B) 1.0%, with the rate per annum being increased an additional 1.0% on the first day of each successive 180 day period. Any such additional rate increase described in the prior sentence shall remain in effect until the default or Trigger Event has been cured, resolved or waived by the applicable party.

In addition, upon certain “Changes of Control” (as defined in the Certificate of Designation for the Preferred Stock (the “Certificate of Designation”)), if the holders of at least 66 2/3% of the outstanding shares of Preferred Stock request redemption of the Preferred Stock, we must repurchase all outstanding Preferred Stock at a price equal to the then-applicable Redemption Price, or, if the Change of Control occurs during the period when the we are not permitted to exercise its Optional Redemption Right, at a price equal to the liquidation preference of the Preferred Stock plus a “make whole” premium. The “make whole” premium is equal to the total value of the Preferred Stock dividends that would otherwise have been payable during the period prior to the commencement of our Optional Redemption Right, discounted at the rate applicable to U.S. Treasury bills or notes of similar duration plus 50 basis points, plus 2.0%.

The Preferred Stock is non-voting; however, the following actions will require the consent of 66 2/3% of the outstanding shares of Preferred Stock:

●	Changes to our certificate of incorporation or bylaws that adversely affect the powers, preferences, or rights of the Preferred Stock.

●	Issuances of additional shares of Preferred Stock or other of our equity securities senior to, or parri passu with, the Preferred Stock, or issuances of capital stock by any of our subsidiaries other than issuances to us or one of our wholly-owned subsidiaries.

●	Reclassifications, alterations or amendments to any existing security of ours that is junior to the Preferred Stock in a way that would make such security senior to, or parri passu with, the Preferred Stock.

●	Purchases or redemptions of, or distributions on, any of our capital stock other than the Preferred Stock, and other than certain specified redemptions of our common stock.

●	Issuances of any debt security or the incurrence of indebtedness for borrowed money and capital leases, other than certain permitted indebtedness, that (a) would result in the ratio of our indebtedness to our trailing 12 month adjusted EBITDA, on a pro forma basis, exceeding 6.0x for the first 12 months following the issuance of the Preferred Stock, and exceeding 5.5x thereafter, or (b) includes terms that could prohibit us from paying the cash dividends payable on the Preferred Stock.

●	Affiliate transactions resulting in payments of more than $150,000 per year, subject to certain specified exceptions.

●	Changes in our tax status.

●	Consummation of a Change of Control pursuant to which the consideration payable to our stockholders would be allocated in a manner other than as set forth in the Certificate of Designation.

If any shares of Preferred Stock are outstanding following the Mandatory Redemption Date, or if at any time the ratio of our total indebtedness (including for these purposes the liquidation preference of the outstanding shares of Preferred Stock less any accumulated dividends on the Preferred Stock) to our trailing 12 month adjusted EBITDA, on a pro forma basis, exceeds 7.7x, then the following actions will also require the consent of 66 2/3% of the outstanding shares of Preferred Stock:

●	A sale, in one or more transactions, of in excess of 27.5% of our consolidated net assets, except pursuant to a directed sale of assets in connection with a foreclosure by the lenders under the First Lien Facility.

●	The liquidation, dissolutions or winding up of our business and affairs, a voluntary filing for bankruptcy, reorganization, insolvency or other relief from creditors, or an assignment for the benefit of creditors other than as contemplated by the definitive agreements for the First Lien Facility.

●	The issuance of equity securities below fair market value other than in an underwritten public offering or in a private placement in which at least a majority of the securities are purchased by persons or entities that are our affiliates.

Common Stock Offering

On the Closing Date, we issued and sold 467,647 shares of our common stock in the PIPE Transaction for an aggregate purchase price of $4,700,000 pursuant to securities purchase agreements, dated July 27, 2016, with the PIPE Investors. The PIPE Investors included the following persons and entities (i) FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P., each a stockholder FTS (together, the “FTV Entities”), (ii) certain other stockholders of FTS and (iii) an affiliate of Betsy Cohen, who is one of our directors. Of the shares sold in the PIPE Transaction, 350,000 shares were sold at a purchase price of $10.00 per share, and the remaining 117,647 shares, which were sold to the affiliate of Mrs. Cohen, were sold at a purchase price of $10.20 per share, the most recent closing bid price of our common stock, as required by applicable NASDAQ Listing Rules. The PIPE Shares were sold to the PIPE Investors in a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act.

The closing of the PIPE Transaction occurred immediately prior to the closing of the Merger and the proceeds of the PIPE Transaction were used to pay a portion of the cash consideration for the Merger, repay FTS’s existing debt in connection with the Merger, pay transaction expenses relating to the Merger and redeem shares of our common stock in connection with the Merger pursuant to our amended and restated certificate of incorporation.

All of the shares purchased by the PIPE Investors are subject to transfer restrictions pursuant to a letter agreement entered into in connection with the Merger (the “Letter Agreement”), which provides that (i) our stockholders party thereto will not to sell, transfer or otherwise dispose of any shares of our common stock for a period of 180 days following the consummation of the Merger, subject to certain exceptions, and (ii) certain of our stockholders waive their registration rights under the registration rights agreement they entered into in connection with FinTech’s initial public offering in February 2015.

All PIPE Shares purchased by the PIPE Investors, other than shares held by the affiliate of Betsy Cohen, are entitled to registration rights pursuant to the registration rights agreement entered into in connection with the Merger.

Contractual Obligations

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we are required to do so. For the three months ended September 30, 2016 and 2015, we experienced merchant losses of $546 thousand and $326 thousand, respectively, or 0.9 basis points and 0.7 basis points, respectively, on total bankcard dollar volumes processed of $5.8 billion and $4.4 billion, respectively. For the nine months ended September 30, 2016 and 2015, we experienced merchant losses of $1.8 million and $1.1 million, respectively, or 1.1 basis points and 0.9 basis points, respectively, on total bankcard dollar volumes processed of $16.4 billion and $12.3 billion, respectively. These losses are included in cost of services in our consolidated statements of operations.

The following table sets forth our contractual obligations and commitments for the periods indicated as of September 30, 2016.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 Years	More than 5 years
(dollars in thousands)
Processing minimums(a)	$15,375	$9,755	$2,570	$3,050	$—
Facility leases	12,326	452	3,507	3,268	5,099
First Lien Facility	98,000	3,000	12,500	82,500	—
Second Lien Facility	40,000	—	—	—	40,000
Interest on long-term debt (b)	51,085	8,264	15,932	14,289	12,600
Preferred Stock dividends	6,833	3,750	3,083	—	—
	$223,619	$25,221	$37,592	$103,107	$57,699

(a)	We have agreements with our third-party processors to provide to us, on a non-exclusive basis, payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require us to submit a minimum annual number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third-party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.

(b)	Interest on long-term debt includes monthly and quarterly interest on First Lien Facility and Second Lien Facility at interest rates of 4.02% and 10.50%, respectively, and a 0.50% unused commitment fee on the unused balance of the first lien revolving credit facility.

Unrecognized Tax Benefits.

At September 30, 2016, we had gross tax-effected unrecognized tax benefits of $222 thousand. As of September 30, 2016, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, therefore the unrecognized tax benefits have been excluded from the above contractual obligations table.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations other than for chargebacks.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates. Our significant estimates include estimates for impairment of goodwill, intangible assets, fair value of deliverables in multiple element arrangements, stock-based compensation and income tax valuation allowances.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form S-1 filed with the SEC on August 25, 2016. There have been no material changes in any of our critical accounting policies during the nine-month period ended September 30, 2016, and we adopted the following policy for our Series A Preferred Stock.

Preferred Stock

We classify our Series A Preferred Stock, issued in connection with the Merger, on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series A Preferred Stock contains certain provisions that allow the holder to redeem the preferred stock for cash beginning seven years following the date of issuance or if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified the Series A Preferred Stock as temporary equity.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and their impact on us.

Effects of Inflation

While inflation may impact our revenues and cost of services, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Qualitative and Quantitative Disclosure about Market Risk

Interest rate risk

Our credit facilities bear interest at a variable rate based on LIBOR plus a fixed margin. As of September 30, 2016, we had $138.0 million in outstanding borrowings under our credit facilities. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2016 would have increased or decreased cash interest expense on our indebtedness by approximately $1.4 million per annum.

Foreign exchange risk

Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Securities Exchange Act of 1934 is properly and timely reported. We provide this information to our chief executive and chief financial officers as appropriate to allow for timely decisions.

Our controls and procedures are based on assumptions. Additionally, even effective controls and procedures only provide reasonable assurance of achieving their objectives. Accordingly, we cannot guarantee that our controls and procedures will succeed or be adhered to in all circumstances.

We have evaluated our disclosure controls and procedures with the participation, and under the supervision, of our management, including our chief executive and chief financial officers. Based on this evaluation, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this report that has affected or is reasonably likely to affect materially our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that as of September 30, 2016, none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the information set forth below, see “Risk Factors—Risks Relating to CardConnect’s Business” beginning on page 25 of the Prospectus, which is incorporated herein by reference.

Risk Relating to Indebtedness

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect its results of operations and financial condition.

As of September 30, 2016, we had total indebtedness of $138.0 million, consisting of amounts outstanding under the First Lien Facility and the Second Lien Facility entered into in connection with the Merger.

Our indebtedness may have important consequences to our investors, including, but not limited to:

●	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

●	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and

●	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

Pursuant to the credit agreements for the First Lien Facility and the Second Lien Facility (together, the “Credit Facilities”), interest rates payable with respect to the First Lien Facility and Second Lien Facility vary at stated margins above either LIBOR or BMO’s base rate. An increase in interest rates would adversely affect our profitability.

Upon the occurrence of an event of default relating to our Credit Facilities, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit. Consequently, we may not have sufficient assets to repay the amounts outstanding under the Credit Facilities, as well as other secured and unsecured indebtedness.

The credit agreements for the Credit Facilities provide that upon the occurrence of an event of default, the lenders will be able to elect to declare all amounts outstanding under the Credit Facilities to be immediately due and payable and terminate all commitments to lend additional funds. If we are unable to repay those amounts, the lenders for the Credit Facilities could proceed to foreclose against the collateral we granted to them to secure that indebtedness. We pledged substantially all of our and our subsidiaries’ assets as collateral for the Credit Facilities. If the lenders for the Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the amounts outstanding under the Credit Facilities, as well as any other secured and unsecured indebtedness, and if the lenders foreclose on our assets, it could render our common stock worthless.

The credit agreements for the Credit Facilities and the terms of our outstanding Preferred Stock issued as partial financing for the Merger contain restrictive covenants that may impair our ability to conduct business.

The credit agreements for the Credit Facilities and the terms of our Preferred Stock contain operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Among other things, these covenants restrict our ability to, among other things, incur additional debt, change the nature of our business, sell or otherwise dispose of assets, make acquisitions, and merge or consolidate with other entities. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under the credit agreements for the Credit Facilities and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure on our assets and our common stock becoming worthless.

Risks Relating to Our Corporate Structure and the Merger

Following the consummation of the Merger, our only significant asset is ownership of CardConnect’s business through our 100% ownership interest in Merger Sub. If CardConnect’s business is not profitably operated, Merger Sub may be unable to pay us dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

Following the consummation of the Merger, we have no direct operations and no significant assets other than the ownership of Merger Sub, which, through its subsidiaries, operates CardConnect’s business. We will depend on profits generated by CardConnect’s business for distributions, debt repayment and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our capital stock. Legal and contractual restrictions in the credit agreements for the Credit Facilities and any future indebtedness, as well as our financial condition and operating requirements, may limit our ability to receive distributions from Merger Sub and the CardConnect business.

Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Merger and general market and economic conditions. An active trading market for our securities following the Merger may never develop or, if developed, it may not be sustained.

NASDAQ may not continue to list our securities on its exchange, and we may be unable to satisfy listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

As a result of the Merger, NASDAQ rules require that we apply to continue the listing of our common stock and warrants. While we have applied to have our common stock and warrants continue to be listed on NASDAQ upon consummation of the Merger, we must meet NASDAQ’s initial listing requirements. We may be unable to meet those requirements. Even if our securities are listed on NASDAQ following the Merger, we may be unable to maintain the listing of our securities in the future.

If we fail to meet the initial listing requirements and NASDAQ does not list our securities on its exchange, or if we are delisted, there could be significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a limited amount of news and analyst coverage for the combined Company; and

●	a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We will incur increased costs and obligations as a result of being a public company.

As a privately held company, FTS was not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting and other expenses that FTS did not incur in the recent past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, regulations related hereto and the rules and regulations of the SEC and NASDAQ, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” for up to five years from FinTech’s initial public offering (the “IPO”) or until such earlier time that we have more than $1.0 billion in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

Prior to the Merger, FTS was a privately held company and as such was not required to adopt all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs following the Merger and could require our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our common stock on NASDAQ.

We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute out existing shareholder’s ownership interests in us and may depress the market price of our common stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness without shareholder approval in a number of circumstances.

Our issuance of additional common stock or other equity securities could have one or more of the following effects:

●	our existing shareholders’ proportionate ownership interest in us will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; and

●	the market price of our common stock may decline.

If our performance does not meet market expectations, the price of our securities may decline.

If our performance does not meet market expectations, the price of our common stock may decline. In addition, fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. Prior to the Merger, there was no public market for FTS’s stock and trading in FinTech’s common stock was not active. Accordingly, the valuation ascribed to the Company and our common stock in the Merger may not be indicative of the price that will prevail in the trading market following the Merger. Even if an active market for our common stock exists, the market price of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the market price of our common stock.

Factors affecting the market price of our common stock may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet market expectations in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the payments processing industry and market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale;

●	any significant change in our board or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and NASDAQ have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for financial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Warrants to purchase our common stock are currently exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

There are outstanding warrants to purchase an aggregate of 10,300,000 shares of our common stock. These warrants consist of 10,000,000 warrants originally included in the units issued in the IPO and 300,000 warrants included in the placement units issued in connection with the IPO. Each warrant entitles its holder to purchase one share of our common stock at an exercise price of $12.00 per share and will expire at 5:00 p.m., New York time, on July 29, 2021, or earlier upon our liquidation. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that will be applicable to us after the Merger, which could have a material adverse effect on our business.

As a private company, FTS was not subject to Section 404 of the Sarbanes-Oxley Act. However, following the Merger, we are required to provide management’s attestation on internal controls commencing with the Company’s annual report for the year ending December 31, 2017. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of FTS as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us after the Merger. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our common stock.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following February 12, 2020, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our interest comfort environment.

Our ability to successfully operate the business depends largely upon the efforts of certain key personnel. The loss of such key personnel could adversely affect the operations and profitability of the post-combination business.

Our ability to recognize certain benefits of the Merger and successfully operate CardConnect’s business following the Merger will depend upon the efforts of certain key personnel of FTS. The unexpected loss of key personnel may adversely affect our operations and profitability. In addition, our future success depends in part on our ability to identify and retain key personnel to succeed senior management. Furthermore, our key personnel include the key personal of FTS. While the skills, abilities and qualifications of the key FTS personnel were closely scrutinized during the due diligence process in connection with the Merger, the assessment may not prove to be correct. If such personnel do not possess the skills, qualifications or abilities expected or those necessary to manage a public company, our operations and profitability of our business may be negatively impacted.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no or few securities or industry analysts cover the combined Company, our stock price would likely be less than if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. The projections of any analysts that do cover the combined Company may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

Future sales of our common stock issued to FTS shareholders may reduce the market price of our common stock that you might otherwise obtain.

Under the Merger Agreement, the FTS shareholders received as consideration in the Merger, among other things, an aggregate of15,162,470 shares of our common stock and options to purchase 3,463,950 shares of our common stock. Certain FTS stockholders also purchased an aggregate of 350,000 shares of unregistered common stock in the PIPE Transaction. The FTS stockholders are restricted from transferring any shares of our common stock that they receive as a result of the Merger until the earlier of (i) the completion of a secondary underwritten offering (the “Follow On Offering”) that we are required to consummate within 12 months following the Merger pursuant the registration rights agreement described in the following paragraph, and (ii) 180 days after the closing of the Merger, subject to certain limited exceptions.

Upon the closing of the Merger we entered into a registration rights agreement with the FTS stockholders (the “Registration Rights Agreement”), with respect to the shares of our common stock that were issued to former FTS stockholders under the Merger Agreement and in the PIPE Transaction. Under the Registration Rights Agreement, we agreed to use commercially reasonable best efforts to consummate the Follow On Offering, which will be a registered underwritten public offering of shares of our common stock held by any FTS holder that elects to participate in such offering. Under the Registration Rights Agreement have also agreed to file a registration statement to register any shares of our common stock held by the FTV Entities for resale (the “FTV Shelf Registration Statement”). If the FTV Shelf Registration Statement is unavailable, the FTV Entities will have certain demand and piggyback registration rights.

Upon expiration of the lockup period applicable to shares of our common stock held by the FTS stockholders, effectiveness of the registration statement we file for the Follow On Offering, or effectiveness of the FTV Shelf, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in our stock price or put significant downward pressure on the price of our stock. In addition, we may use shares of our common stock as consideration for future acquisitions, which could further dilute our stockholders.

Under the Merger Agreement we have no right to seek indemnification from FTS shareholders following the Merger.

The representations, warranties and covenants made by FTS in the Merger Agreement did not survive closing and are not subject to indemnification. As a result, if FTS is found to have breached any of its representations, warranties or covenants contained in the Merger Agreement, other than those covenants that by their terms apply or are to be performed in whole or in part at or after the closing of the Merger, we have no recourse against FTS’s former shareholders other than for actual fraud.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges following the Merger that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although FinTech’s management conducted a due diligence examination of FTS, we cannot assure you that this examination revealed all material issues that may be present in FTS’s business, or that factors outside of our and FTS’s control will not later arise. As a result, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if the due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Shares of Common Stock Purchased	Average Price Paid per Share	Total Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased under the Plans or Programs
July 1 through July 31, 2016	1,119,051 (1)	$10.01	0	N/A
August 1, through August 31, 2016	0	N/A	N/A	N/A
September 1, through September 30, 2016	0	N/A	N/A	N/A

(1)	In connection with the Merger, on the Closing Date we redeemed 1,119,051 shares of our common stock at a redemption price of $10.01 per share pursuant to the terms of our amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of approximately $11,201,701.

Item 6. Exhibits

Exhibit No.	Description

2.1(a)	Agreement and Plan of Merger, dated March 7, 2016, between the Company, FinTech Merger Sub, Inc. and FTS Holding Corporation (The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request). (1)

2.1(b)	Amendment No. 1, dated June 24, 2016, to Agreement and Plan of Merger, dated March 7, 2016, among the Company, FinTech Merger Sub, Inc. and FTS Holding Corporation (The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request). (1)

3.1	Second Amended and Restated Certificate of Incorporation(2)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate

4.4	Warrant Agreement, dated February 12, 2015, between Continental Stock Transfer & Trust Company and the Company.(1)

4.5	Shareholder Agreement, dated July 29, 2016, between the Company and the stockholders of the Company signatory thereto(2)

10.1	Letter Agreement dated July 29, 2016 by and among the Company, and certain stockholders of the Company (2)

10.2	Registration Rights Agreement dated July 29, 2016 by and among the Company and certain stockholders of the Company(2)

10.3*	Amended and Restated Employment Agreement with Jeffrey Shanahan(2)

10.4*	Amended and Restated Employment Agreement with Charles Bernicker(2)

10.5*	Amended and Restated Employment Agreement with Patrick Shanahan(2)

10.6*	Amended and Restated Employment Agreement with Robert Nathan(2)

10.11*	Employment Agreement with Angelo Grecco(2)

10.12*	Amended and Restated Employment Agreement with Abraham Marciano(2)

10.13*	Amended and Restated Employment Agreement with Scott Dowty, as amended

10.14(a)*	Amended and Restated CardConnect Corp. 2016 Omnibus Equity Incentive Plan(3)

10.14(b)*	Form of Director Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan

10.14(c)*	Form of Option Grant (ISO) under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan(2)

10.14(d)*	Form of Option Grant (ISO – Named Executive Officer) under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan(2)

10.14(e)*	Form of Employee (Non-Executive) Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan

10.14(f)*	Form of Employee (Executive Officer) Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan

10.15(a)	Credit Agreement, dated as of July 29, 2016, with Bank of America, N.A. as syndication agent and BMO Harris Bank N.A. as Administrative Agent(2)

10.15(b)	Amendment No. 1, dated November 2, 2016, to Credit Agreement, dated as of July 29, 2016, with Bank of America, N.A. as syndication agent and BMO Harris Bank N.A. as Administrative Agent(2)

10.16(a)	Second Lien Credit Agreement, dated July 29, 2016, with Babson Capital Finance LLC as Administrative Agent(2)

10.16(b)	Amendment No. 1, dated November 2, 2016, to Second Lien Credit Agreement, dated July 29, 2016, with Barings Finance LLC (f/k/a Babson Capital Finance LLC) as Administrative Agent(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and each of FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P.

99.2	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and Brian Shanahan

99.3	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and the Sdao Family Grantor Retained Annuity Trust

99.4	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and MKY Investments LLC

99.5	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and MSSB C/F Edward E Cohen GGM IRA

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed with the Company’s Registration Statement on Form S-4 (File No. 333-211139), initially filed on May 5, 2016, as amended.
(2)	Filed with the Company’s Current Report on Form 8-K filed on August 4, 2016.
(3)	Filed with the Company’s Current Report on Form 8-K filed on November 3, 2016.
(*)	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDCONNECT CORP.

November 14, 2016	/s/ Jeffrey Shanahan
Date	Name: Jeffrey Shanahan
Title: Chief Executive Officer and President (principal executive officer)

November 14, 2016	/s/ Charles Bernicker
Date	Name: Charles Bernicker
Title: Chief Financial Officer (principal financial officer)

