Form 10-K
period 2016-12-31
CardConnect Corp.
filed 2017-03-16
CIK 1614818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $63.5 million based on the number of shares held by non-affiliates as of June 30, 2016, and the last reported sale price of the registrant’s common stock on June 30, 2016.

As of February 28, 2017, there were 29,136,783 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement to be provided to its shareholders in connection with its May 23, 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of CardConnect Corp. (the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. These forward-looking statements include, but are not limited to, statements regarding the Company’s or management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about the benefits of the Merger (as defined herein) and the future financial performance of the Company.

The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the Company’s or management’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•	the Company’s future financial performance;

•	changes in the market for the Company’s products and our ability to adapt to changes in the electronic payments industry;

•	the possibility that the Company may be adversely affected by other economic, business and/or competitive factors;

•	our ability to integrate our acquisitions;

•	the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, and the ability of the Company to grow and manage growth profitably;

•	changes in applicable laws or regulations;

•	the ability to maintain the listing of the Company’s common stock on NASDAQ; and

•	other risks and uncertainties, including those described under the heading “Risk Factors.”

A more complete discussion of these factors and other risks applicable to our business is contained in “Item 1A. Risk Factors” included elsewhere in this Annual Report. All forward looking statements apply only as of the date of this annual report or as of the date they were made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. BUSINESS

Company Overview

History

CardConnect Corp. (f/k/a FinTech Acquisition Corp.) (“CardConnect” or the “Company”) is a holding company that does not have any operations or material assets other than the direct ownership of CardConnect, LLC. Prior to January 14, 2015, CardConnect, LLC’s legal name was Financial Transaction Services, LLC, which had been doing business as CardConnect since April 2013.

The Company was originally incorporated in Delaware in November 2013 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets. On July 29, 2016 (the “Closing Date”), the Company consummated its business combination with FTS Holding Corporation (“FTS”) pursuant to the agreement and plan of merger dated as of March 7, 2016, as amended, by and among the Company, FinTech Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) and FTS (the “Merger Agreement”). Under the Merger Agreement, FTS merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. In connection with the closing of the Merger, the Company changed its name from FinTech Acquisition Corp. to CardConnect Corp. and FinTech Merger Sub, Inc. changed its name to FTS Holding Corporation. Unless the context otherwise requires, the “we”, “us” and the “Company” refers to the combined company and its consolidated subsidiaries following the Merger, “FinTech” refers to the company prior to the closing of the Merger and “FTS” refers to FTS Holding Corporation prior to the Merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Merger” for further discussion of the Merger.

The following description of our business describes the business historically operated by FTS and its consolidated subsidiaries under the “CardConnect” name as an independent enterprise prior to the Merger and as subsidiaries of CardConnect Corp. (f/k/a FinTech Acquisition Corp.) after the Merger.

Introduction

We are a provider of payment processing solutions to merchants throughout the United States. Our secure, proprietary platform allows us to provide payment solutions, superior customer support and first-rate tools for our distribution partners and merchants. Our solutions and services enable distribution partners to effectively manage their business and for merchants to securely accept electronic payments.

We sell our solutions through distribution partners which consist primarily of independent sales organizations, our direct sales staff and integrated software vendors. We have built our diverse network of over 1,000 distribution partners by offering industry leading tools and exceptional partner support since FTS was founded in 2006. Our distribution partners serve as a consistent and predictable source of merchant accounts. We believe this offering has created loyal distribution partners and increased partner retention. Our distribution channels are comprised of:

•
Independent Sales Organizations. We support independent sales organizations and sales agents, which operate in a self-sufficient manner utilizing our products and sales automation tools to secure merchant relationships;

•	Direct Sales Staff. Our direct sales staff is segmented and either targets small and medium business ("SMB") merchants or Enterprise customers; and

•	Integrated Software Vendors. Our integrated software vendors are software companies that partner with us to provide payment services to their customer base.

We combine our secure platform, solutions and distribution strategy to provide Merchant Acquiring services and Enterprise services to small and mid-sized merchants and larger businesses. We served over 67,000 SMB merchants and processed over $22 billion in bankcard transaction volume in 2016. We generate revenues from the fees charged to merchants for card-based processing services and other services. We also generate revenues by selling our technology solutions. Our revenues are recurring in nature because they are generated from our merchants’ sales and merchants are under multi-year contracts and/or because of our integration with customers’ necessary ERP systems (as defined below). Our efficient distribution strategy and proprietary platform drive scale and allow us to generate strong profit margins. Our revenue for the years ended December 31, 2016, 2015 and 2014 was $589.3 million, $458.6 million and $390.0 million, respectively, representing a 22.9% compound annual growth rate over the period.

Merchant Acquiring Services

Our primary business is to provide Merchant Acquiring services throughout the United States. Merchant Acquiring services involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders’ financial institutions. To accomplish this, we undertake, or facilitate through third parties, merchant set-up and training, transaction authorization, settlement, merchant funding, merchant assistance and support, and risk management. Our card-accepting customers are primarily SMB merchants.

SMB merchants often lack the resources and sophistication to address the complex payments landscape. As a result, merchants often rely on independent sales organizations or software vendors to provide payments solutions. For merchants utilizing software providers for important business services, we provide an integrated solution that utilizes our proprietary gateway, which encrypts sensitive payment information. In addition, our platform provides merchants multiple benefits, including account management, a single source for payment processing data and reporting, transaction management, alerts, e-statements, and a marketplace for add-on functionality, all of which is accessible via our native iOS and Android app. These capabilities allow us to provide an enhanced experience for our merchants.

Our partner focused distribution strategy allows us to efficiently access the large pool of SMB merchants in the United States. In 2016, we served over 67,000 SMB merchants across many industries that are well dispersed across the country. Our merchant base lacks concentration, with no single merchant accounting for more than 1.0% of our revenue during 2016. For the years ended December 31, 2016, 2015 and 2014, revenue includes $582.2 million, $453.3 million and $387.3 million, respectively, of revenue related to Merchant Acquiring services, including Merchant Acquiring service fees paid by our Enterprise customers.

Enterprise Services

We also provide services to Enterprise customers that primarily utilize sophisticated Enterprise Resource Planning (“ERP”) systems to manage their businesses. These services are primarily ERP integration services utilizing our secure hosted payment gateway, and also include secure, point-to-point encryption (“P2PE”) payment terminals and acceptance devices. We also provide Merchant Acquiring services to certain of our Enterprise customers.

Our hosted payment gateway is enabled through the robust ERP middleware that we have developed internally. This solution benefits Enterprise customers in several different capacities including:

•
Addressing ERP payment needs. Our solution supports a variety of payment card streams and addresses ERP payment needs in several payment function areas, including authorizations, reversals and/or split deliveries, settlement, automated reconciliation and security;

•	Cost reduction. Our solution removes ERP systems from Payment Card Industry (“PCI”) scope, considerably reducing operational and third-party expenses while protecting cardholder data; and

•
Information integration and security. Our solution integrates information flow between the ERP system and various points of customer interaction and ensures encryption for sensitive payment data travelling externally.

Enterprise customers are often concerned about securing sensitive cardholder data and faced with the potential risks associated with a data breach. Our proprietary tokenization and encryption technology offering mitigates these risks by encrypting sensitive card data for both card-present and card-not-present transactions. Our tokenization technology and off-site vault keeps our Enterprise customers’ information private and out of their ERP systems. The tokens are “smart” and will comply with data integrity checks performed by various ERP systems, while encrypted card numbers are stored in a 100% PCI compliant environment. We believe that our solutions have become increasingly important as data breaches have become more prevalent and visible in the marketplace.

We believe we are an industry leader in card-present P2PE systems. Our solution for securing card-present transactions includes secure, P2PE payment terminals and acceptance devices. P2PE provides for the encryption of sensitive card data upon swipe or card data input. This data is instantly encrypted, which secures cardholder data at the point of entry.

Our secure hosted payment gateway and P2PE offering create a compelling value proposition that enables us to sell into the Enterprise market. We sell our Enterprise services primarily through a division of our direct sales staff focused exclusively on our Enterprise customers. Revenues from our Enterprise services are largely driven by recurring fees charged for ERP integration and hosting services and recurring P2PE device fees. For the years ended December 31, 2016, 2015 and 2014, revenue includes $5.1 million, $3.6 million and $2.4 million, respectively, of revenue related to Enterprise services, excluding Merchant Acquiring service fees paid by our Enterprise customers.

Acquisitions

Acquisitions are part of our growth strategy. On October 31, 2015, we purchased certain assets and assumed certain liabilities of Vanco Payment Solutions, Inc. (“Vanco”), a provider of card-based payment processing services.

For more information regarding our acquisitions, see Note 3 to our annual consolidated financial statements included elsewhere in this Report.

Business Structure

Our Merchant Acquiring revenue is recurring in nature, as we typically enter into multi-year service contracts with our merchants. Our Merchant Acquiring revenue is generated primarily from payment processing fees, which is comprised of a fee equal to a percentage of the dollar amount of each transaction we process, which we refer to as a Merchant Acquiring service fee. We make mandatory payments of interchange fees to the card issuer through the card networks and dues, assessments and other network fees to Visa, MasterCard, American Express and Discover. Our Merchant Acquiring revenue is largely driven by the Visa and MasterCard volume processed by our merchants. We also realize card processing revenues from processing transactions for our merchants accepting American Express and from processing Discover transactions.

Providing Merchant Acquiring services requires us to closely coordinate with a number of industry participants that provide the services and infrastructure necessary to allow merchants to access and use the card payments ecosystem. These participants consist of merchant acquirers, third-party processors, sponsor banks, payment card networks (card associations), and issuing banks. Within this ecosystem, we serve as a merchant acquirer, acting as the touch point for the merchant to the payments ecosystem. The definitions and diagram below outline this payment ecosystem and the economics for a typical payment processing transaction for a $100 retail transaction.

•	Merchant—accepts payment from the cardholder.

•
Merchant Acquirer—provides payment processing services to the merchant, enabling the merchant to accept payments from cardholders. Merchant acquirers own the merchant relationships. To provide these services, merchant acquirers undertake, or facilitate with third parties, merchant set-up and training, transaction authorization, settlement, merchant funding, merchant assistance and support and risk management.

•
Third-Party Processors—provide authorization and settlement services that facilitate the flow of payment information through the card networks to the issuing bank. We utilize two third-party processors with agreements in effect through November 2020 and December 2021, which automatically renew for consecutive two-year terms.

•
Sponsor Bank—provides settlement and funding services that enable merchant acquirers to settle funds between cardholders and merchants. We utilize two sponsor banks with agreements in effect through October 2020 and December 2021, which automatically renew for consecutive two-year terms. Our sponsorship agreements with the sponsor banks require, among other things, that we abide by the bylaws and regulations of the card networks.

•
Card Networks—providers of the infrastructure for card payment information to flow between the sponsor bank and the issuing bank. Card networks establish rules and regulations for participants in the payments ecosystem, including merchant acquirers and issuing banks. We are contractually obligated to abide by the card networks’ rules and regulations under our contractual agreements with sponsor banks.

•	Issuing Banks—financial institutions that issue the cardholder’s payment card and which are required to complete the card transaction in accordance with the terms of the cardholder agreement.

Our Merchant Base

Our merchants vary in size and span various industries. We focus on merchants that we believe present relatively low risk, as their consumers are generally present and the products or services are generally delivered at the time the transaction is processed.

The following table summarizes bankcard volume by industry for the year ended December 31, 2016.

The number of our active SMB merchants located across the United States was 51,825, 48,400 and 38,059 as of December 31, 2016, 2015 and 2014, respectively. An active SMB merchant is a merchant that has processed transactions in the relevant period. We grow the number of active SMB merchants through various distribution channels, which include our partnerships with independent sales organizations, integrated software vendors and direct sales efforts. We also grow the number of active SMB merchants through acquisitions of complementary businesses.

Merchant attrition is expected in the Merchant Acquiring industry in the ordinary course of business. We experience attrition in bankcard volume as a result of several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks.

No single merchant accounted for more than 1.0% of our revenue during 2016, and our top 25 merchants represented 4.1% of our revenue during 2016. In 2016, approximately 86% of our revenue came from merchants we added in 2015 and earlier.

For the year ended December 31, 2016, merchants located in the following states represented the largest percentages of our bankcard processing volume: California represented 11%, New York represented 10%, Florida represented 7%, Pennsylvania represented 7%, Illinois represented 7%, Texas represented 6% and Michigan represented 5%. No other state represented more than 5% of our total bankcard processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have stronger distribution partners. This industry and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

The following graphic summarizes our bankcard volume by state for the year ended December 31, 2016.

Ontario
New Brunswick
Prince Edward Island
Nova Scotia
United States
1.75%
0.29%
North
0.31%
2.16%
0.26%
1.06%
0.81%
South
0.28%
1.51%
0.17%
New
0.36%
0.24%
5.12%
9.98%
0.29%
1.32%
Massachusetts
3.51%
6.68%
Rhode Island
0.78%
1.48%
2.05%
6.60%
2.08%
1.93%
3.15%
1.67%
West
0.20%
0.22%
Delaware
0.18%
1.29%
1.39%
0.28%
2.96%
11.35%
District of Columbia
Tennessee
1.18%
North
1.19%
0.93%
1.24%
New
0.46%
0.38%
South
0.64%
Mississippi
0.34%
0.79%
2.90%
5.69%
0.76%
6.76%
Baja California
Sonora
Chihuahua
Coahuila
Baja California Sur
Nuevo León
Sinaloa
Durango
Tamaulipas
Mexico
Nayarit

Our Solutions

We provide a comprehensive set of products and services to our merchants and distribution partners. Our offerings are designed to support the payment needs of any potential merchant. We have a flexible and open platform where our products and capabilities are simple to mix, match and, most importantly, integrate into the merchant’s current environment.

Payments Solutions for Distribution Partners

CoPilot	Distribution Partner Management	●	Residual/commission reporting
		●	Communication—account alerts, marketing and industry updates
		●	Portfolio management
		●	Sub-agent performance reporting

	Merchant Enrollment	●	Lead management
		●	Digital Merchant Application
		●	Online E-Signature
		●	Automated underwriting & approval process
		●	Application status tracking

	Product Enrollment	●	Easy enrollment for CardConnect product suite
		●	Self Service and Activation

	Customer Support	●	Account reconciliation
		●	Statement review
		●	Online ticketing management
		●	Customer retention
		●	Collections/ACH reject recovery
		●	Risk monitoring

	Commission Processing	●	In depth reporting with summary and line item detail
		●	Provide agents flexible commission system for sub-agents calculation & payment
		●	Multiple agents with unique pricing schedules per account

	Data Management	●	Processor residual reconciliation
		●	Exception reporting
		●	Multi-source data aggregation and standardization
		●	Flexible user driven data mapping

Payments Solutions for Merchants and Enterprise Customers

CardPointe	●	Allows merchants to manage their account and view all payment processing data in one place with robust reporting and account alerts
●
A self-service marketplace provides access to add-on products and features, including: Virtual Terminal, CardPointe Terminal, CardPointe Mobile App, Recurring Billing, ACH/eCheck and out-of-box integrations

	●	PCI Compliance Management via integration with Trustwave
	●	Accessible via a browser or using a native iOS/Android app

SMB Gateway & Application	●	Developer-friendly API facilitating integration
Programming Interface (“API”)	●	Library of gateway features, including account updater, PIN-less debit, and 3-D Secure
	●	API includes use of all proprietary payment security processes, including P2PE for card-present and tokenization for card-not-present transactions
	●	Gateway usage provides merchants with real-time, full transaction lifecycle reporting in CardPointe
CardSecure	●	Patented tokenization and PCI validated P2PE application provide payment security for card-present and card-not-present environments
	●	Delivers instant PCI compliance to merchants who integrate CardSecure into all sales channels

ERP Middleware	●	Integrates information flow between ERP system, various points of sale/customer interaction, and processor/banking system
	●	Ensures encryption for sensitive payment data travelling externally
	●	Tokenizes all payment related data within merchant network/systems
	●	Automates the reconciliation of card-to-receipts

Our Technology

Our technology consists of a secure payments platform for SMB and Enterprise solutions. A powerful, feature-rich payment gateway and patented payment security technology – tokenization and P2PE – establish the foundation of our platform. We offer a comprehensive online merchant portal, virtual terminal, mobile app, APIs and additional technology products to our SMB merchants. For the Enterprise market, we integrate payment acceptance, security and reconciliations into ERPs such as Oracle, SAP and JD Edwards. In addition to this customer-facing technology, we also support an extensive network of independent sales organizations with an online merchant and residual management system.

CoPilot—Our customer management system is used by our distribution partners and our internal operational staff. This online portfolio management tool provides automated customer onboarding, product enrollment, a digital merchant application, customer service ticketing, risk monitoring, residual payment calculation and commission processing. This system is critical to optimizing our operational efficiencies and provides a scalable platform to attract quality distribution partners.

CardPointe—Our core payments system provides a single location for merchant account management, including transaction processing, full transaction-lifecycle management, custom reporting and product enrollment. The CardPointe system extends a variety of value-add products, including:

•
CardPointe App—a native iOS and Android app that includes all the key benefits of the online, browser-based application. Merchants can process both card-present and card-not-present transactions via our virtual terminal, while receiving in depth transaction and funding reporting.

•
CardPointe Terminal—a retail terminal device application that runs on third-party terminals and is integrated through our payment gateway. This integrated terminal secures transactions at the point of entry, with our proprietary encryption technology. This terminal also supports Europay, MasterCard, Visa ("EMV") cards and near-field communication standards, while providing cost-saving interchange optimization capabilities. Additionally, the terminal is integrated to the CardPointe system so merchants can view and manage transactions instantly, and create customer profiles from any transaction.

•
Virtual Terminal—our virtual terminal allows our SMB merchants to process transactions directly from an online and mobile application and is compatible with USB and mobile payment devices. For recurring transactions, extensive support of billing plans is included.

•	eCommerce Solutions—our out-of-box shopping cart, accounting software integrations and proprietary hosted payment pages cover an array of merchants’ eCommerce needs.

CardConnect Gateway & APIs—We have developed a secure payment gateway that facilitates payment acceptance in both card-present and card-not-present environments. We have integrated and certified our payment gateway with numerous third-party processors. Our payment architecture allows us to continually add new connections and capabilities. Our payment gateway facilitates authorizations, settlement and funding from the third party processor to the customer. Customers can leverage our payment gateway and transaction security features with a variety of developer-friendly APIs.

CardSecure Tokenization and Point-to-Point Encryption—With the critical need to secure payment card information, we developed industry leading and patented encryption and tokenization solutions that have been scaled to protect our entire customer base. These solutions have been recognized and validated by the PCI Council, the organization established by the payment networks to set payment security standards. These security solutions simplify the PCI compliance requirements for our merchants, while allowing us to securely interact with the third party processor.

Industry Overview

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This increased use of bankcards and prepaid cards, payment processing via smart phones, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has resulted in a highly competitive and specialized industry.

SMB merchants’ payment processing needs generally are served by a large number of smaller payment processors, including banks and independent sales organizations, which generally procure most of the payment processing services they offer from large payment processors. It is difficult, however, for banks and independent sales organizations to customize payment processing services for the SMB merchant on a cost-effective basis or to provide sophisticated value-added services.

Services to the SMB merchant market historically have been characterized by basic payment processing without the availability of the more customized and sophisticated processing, information-based services or customer service that are offered to large merchants. The continued growth in bankcard transactions is expected to cause SMB merchants to increasingly value sophisticated payment processing and information services similar to those provided to large merchants.

Key Trends Impacting SMB Merchants

The following are key trends impacting SMB merchants:

•
Shift to Integrated POS—SMB merchants are increasingly using software to manage everyday business functions such as inventory management, customer engagement and loyalty. SMB merchants now look to merchant acquirers who can integrate seamlessly with these software providers to simplify their business operations. We believe merchant acquirers that can effectively support these bundled solutions will have the most success attracting and retaining SMB merchants.

•
Adoption of New Technologies—Cloud-based computing and software-as-a-service delivery models are lowering the costs and complexity of technology. As a result, SMB merchants are looking for new technologies, including mobile and tablet-based solutions delivered by applications, to make use of sophisticated payment offerings that were previously not accessible to them. We believe merchant acquirers need to be able to offer new, complementary technology solutions that can effectively leverage data and new applications seamlessly and conveniently.

•
Utilization of Value-Added Services—SMB merchants looking to grow and expand their business are adopting and promoting their own rewards and loyalty programs. They are also demanding more sophisticated tools to analyze the data collected from their payment transactions to utilize business intelligence and more effectively manage their operations. We believe merchant acquirers that have the technology to provide these value-added services through a flexible integrated platform that can integrate these solutions will be able to capitalize on the growth of these high-margin offerings.

•
Need for Multi-Channel Commerce—As commerce trends continue to evolve, SMB merchants are increasingly looking for multi-channel solutions which enable them to sell their goods and services at their brick and mortar locations, on the Internet or remotely via mobile devices, such as smart phones and tablets, on a single integrated platform provided by a single vendor. To meet this demand, we believe merchant acquirers can gain a competitive advantage by offering a payment gateway that provides a single point of access for POS, e-commerce and mobile commerce capabilities at an affordable price.

•
Demand for Greater Security—Merchants continue to face new security challenges as the electronic payments industry continues to grow in size and complexity. With the evolution of more payment channels, access devices and card types, we believe that maintaining the integrity of the payment system has never been more challenging or more critical for merchant acquirers. In addition, new initiatives by the payment networks to shift from magnetic stripe to chip-enabled cards, using the EMV technology standard, will lead many SMB merchants to upgrade their legacy POS hardware, including IPOS. As a result, merchant acquirers will need to have the technical capabilities, expertise and partnerships to deploy new security solutions and safely integrate with new solutions.

•
New Industry Adoption—We believe that industries such as healthcare, education and government, as well as other industries, will continue to see higher transaction volume growth as migration from paper-based payments to electronic payments continues. These industries often utilize software with embedded payment processing technology tailored specifically for their business type. Merchant acquirers will need to possess the industry and business expertise to deliver targeted POS and online processing solutions to these industries that seamlessly integrate into their existing business management software.

Our Sales and Distribution

Merchant Acquiring Services

Our strategy for acquiring SMB merchant relationships is to leverage our distribution partners, which consist primarily of independent sales organizations, integrated software vendors and our direct sales staff. Our distribution partners act as a consistent and predictable source of SMB merchant accounts. Through our products and solutions, we believe we provide first-rate service for our partners to support their referred merchants. We believe our focus on offering industry leading tools and partner support has led to loyal distribution partners and increased partner retention.

Independent Sales Organizations. We primarily support independent sales organizations with products and tools that enable them to secure SMB merchant relationships. A majority of our independent sales organizations leverage the CardConnect brand while marketing Merchant Acquiring services. We provide valuable back office support, training and the tools necessary for independent sales organizations to manage their business.

Direct Sales Staff. Our direct sales staff primarily sells to association-based SMB merchants through telesales efforts. Associations are typically industry trade groups that have a loyal and trusted relationship with their members. We work with these associations to offer merchant services as a benefit to its members, and create a marketing plan to market our products and services to the members of the association.

Integrated Software Vendors. Our integrated software vendors are software companies that partner with us to provide payment services to their merchant base. These software based partners integrate their business management software into our platform which provides a consolidated solution for merchants, which we believe leads to increased retention. We are establishing positions in several industries, including not-for-profit and event management.

Our SMB marketing strategy is to promote our brand and generate demand for our products and solutions that target distribution partners and SMB merchants. Our distribution partners, primarily independent sales organizations and integrated software vendors, market their own businesses in order to refer merchant accounts for which they receive commissions. Our primary SMB marketing activities include:

•	Presence and participation in payments conferences, tradeshows and industry events to create brand awareness and recruit new distribution partners;

•	Website development that educates prospective partners and merchants;

•	Press and industry relations to garner third-party validation and generate positive coverage;

•	Multi-channel advertising; and

•	Webinars that we host, featuring our employees and product offering.

Enterprise Services

We provide services to Enterprise customers that primarily utilize sophisticated ERP systems to manage their businesses. We sell these services with a direct sales staff focused exclusively on these prospective Enterprise customers. This direct sales staff is comprised of several sales personnel located throughout the United States and is supported by our marketing efforts. These solutions provide integration and hosting for payment acceptance, security and reconciliations into ERP systems. Our focus has been to solely provide these solutions for Oracle, SAP and JD Edwards' ERP systems.

Our Enterprise marketing strategy is to promote our brand and generate demand for our Enterprise services offerings. We use a variety of marketing efforts across traditional and social media channels to target prospective Enterprise customers. Our primary Enterprise marketing activities include:

•	Presence and participation in ERP user conferences, tradeshows and industry events to create brand awareness;

•	Website development that educates prospective customers through product information, blogs and white papers;

•	Digital advertising through social media channels, such as LinkedIn and Twitter;

•	Search engine marketing and advertising optimized for ERP customers;

•	Email marketing campaign with high quality content on ERP payments;

•	Press and industry relations to garner third-party validation and generate positive coverage; and

•	Customer testimonials.

Our Operations

Our Operations division is designed to efficiently support the needs of all of our merchants and distribution partners. Our Technology division is structured to enhance and maintain our products and services.

Business Operations

Merchant Onboarding. Our underwriting and onboarding process leverages both our third-party processors’ systems and our proprietary customer management system, CoPilot, to timely and efficiently activate new merchants. Our distribution partners are also provided access to CoPilot to ensure transparency and consistency in this process and to track the progress of each merchant application. CoPilot provides real-time workflow and status updates to both the merchant and the distribution partner from submission to full account activation.

Merchant Support. Our merchant support is available from phone, email and web inquiries. All inquiries are managed through CoPilot and provide both our partners and merchants with tracking and visibility into each merchant interaction with our team. Our support offerings are available 24/7 and focus on educating our merchants and distribution partners on our solutions and services.

Risk and Underwriting. Our credit underwriting and risk management function is designed to prevent and detect fraud and credit risk exposure, while helping to ensure our merchants and distribution partners remain profitable. We adhere to sponsor bank guidelines and card brand rules and regulations in underwriting and fraud, including monitoring of merchant transactions, volumes, chargebacks and customer disputes.

Partner Support. Our partner support function provides our distribution partners with comprehensive support for our solutions, products and services to enable them to attract new merchants and support existing merchants. Distribution partners have access to our comprehensive online support center that details our products, our operational procedures and industry guidelines.

Technology Operations

Network & Security. Our network and security function ensures that our systems are secure and fully operational while meeting industry and PCI security standards.

Information Management. Our information management function manages the acceptance, processing and storage of all transaction, customer and partner data interfacing between our systems and third parties. Our executive management team and employees utilize information made available through analytics constructed by our information management capabilities.

SMB Product Development. Our SMB product development function manages the development and deployment of our SMB merchant product suite, primarily including CardPointe and CoPilot.

Enterprise Development & Integration. Our Enterprise development and integration function manages our Enterprise services solutions. Enterprise integrations are executed with knowledge of secure payment processing in certain ERP systems, primarily Oracle, SAP and JD Edwards. Our project managers ensure that our implementations and solutions do not alter our Enterprise customer’s existing ERP environment.

Technical Support. Our technical support function is responsible for technical inquires on our Merchant Acquiring and Enterprise services products. This staff provides 24/7 support with phone, email and web inquiries all managed through our automated CoPilot ticketing system.

Security, Disaster Recovery and Back-up Systems

In the course of our operations, we maintain a large database of information relating to our merchants and their transactions, and large amounts of card information across our network. We maintain a high level of security to attempt to protect the information of our merchants and their customers. We update our network and operating system security releases and virus definitions, and have engaged a third party to regularly test our systems for vulnerability to unauthorized access. Further, we encrypt the cardholder numbers and merchant data that are stored in our databases using what we believe are the strongest commercially available encryption methods.

We have a dedicated team responsible for security incident response. This team develops, maintains, tests and verifies our Incident Response Plan. The primary function of this team is to react and respond to intrusions, denial of service, data leakage, malware, vandalism and many other events that could potentially jeopardize data availability, integrity, and confidentiality. This team is responsible for investigating and reporting on any and all malicious activity in and around our information systems. In addition to handling security incidents, the incident response team continually educates themselves and the company on information security matters.

Disaster recovery is built in to our infrastructure through our hosting provider. Our hosting provider has locations in Philadelphia, Pennsylvania and St. Louis, Missouri that are configured and operating in parallel with each other to immediately replicate all data and application updates. We monitor the availability of services in each site, and if one becomes unavailable, all traffic is automatically switched to the other site. This duplicate processing capability ensures uninterrupted transaction processing during maintenance windows and other times processing may be interrupted in one data center.

Third Party Processors and Sponsor Banks

In the course of facilitating bankcard processing services, we rely on third parties to provide or supplement these services, which primarily include authorization, settlement and funding services.

We utilize FirstData Merchant Services Corporation ("First Data") and TSYS Acquiring Solutions, LLC ("TSYS") to provide authorization and settlement services. As of December 31, 2016, 91% and 9% of our bankcard volume was processed through FirstData and TSYS, respectively. Each merchant’s internal payment acceptance infrastructure dictates which third party processor will be utilized.

Our processing agreement with FirstData (the “FirstData Agreement”) was entered into in April 2012, amended in October 2015, and is in effect through December 2021 and automatically renews for successive two-year terms unless either party provides written notice of non-renewal to the other party.

In connection with the Vanco acquisition in October 2015, we entered into a processing agreement with TSYS and assumed the processing arrangements that were in place with existing Vanco merchants (collectively, the “TSYS Agreement”). The TSYS Agreement is effective through November 2020 and automatically renews for consecutive two-year terms unless either party provides written notice of non-renewal to the other party.

We utilize Wells Fargo Bank and Synovus Bank to provide settlement and funding services for our merchants. Additionally, we adhere to the underwriting guidelines provided by the sponsor bank. Because we are not a “member bank’’ as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for our merchants, we have entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict us from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded.

Our sponsorship agreements enable us to route Visa and MasterCard bankcard transactions under the member bank’s control and bank identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. Our sponsorship agreements also enable us to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants’ bank accounts. These restrictions place the settlement assets and liabilities under the control of the member bank.

Our sponsorship agreements with the member banks require, among other things, that we abide by the bylaws and regulations of the Visa and MasterCard networks. If we were to breach these sponsorship agreements, the sponsor banks can terminate the agreement and, under the terms of the agreement, we would have 180 days to identify an alternative sponsor bank. As of December 31, 2016, we have not been notified of any such issues by our sponsor banks, Visa or MasterCard. See “Risk Factors—Risks Related to Our Business—We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process electronic payment transactions. If these sponsorships are terminated and we are not able to secure new bank sponsors, we will not be able to conduct our business.”

The sponsorship agreement with Wells Fargo Bank is for a five-year term expiring in December 2021 and will automatically renew for successive two-year periods unless either party provides three months written notice of non-renewal to the other party. The sponsorship agreement with Synovus Bank is for a five-year term expiring on October 8, 2020 and will automatically renew for successive two-year periods unless either party provides six months written notice of non-renewal to the other party. Wells Fargo Bank sponsors transactions for FirstData and Synovus Bank sponsors transactions for TSYS.

Merchant and Transaction Risk Management

We focus on low-risk merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses. We have established merchant bases in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick-and-mortar retailers, professional service providers, auto repair and others. See “—Business Structure—Our Merchant Base.”

Effective risk management helps us minimize merchant losses relating to chargebacks, reject losses and merchant fraud for the mutual benefit of our merchants and ourselves. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we are required to do so. In 2016, 2015 and 2014, we experienced merchant losses of $2.5 million, $1.5 million and $1.9 million, respectively, or 1.1 basis points, 0.9 basis points and 1.3 basis points, respectively, on total bankcard dollar volumes processed of $22.3 billion, $17.1 billion and $14.7 billion, respectively.

Underwriting of Our Merchants. New applications are submitted to our credit underwriting department for review and consideration. Our credit underwriting department performs a number of verification and credit related checks on all applicants. As part of the underwriting process, credit risk exposure is calculated based on the nature of business, requested volume, transaction size, industry, non-delivery of services or goods and dispute levels. This becomes a primary factor used when deciding whether to accept or reject a merchant account. Pricing, transaction thresholds, processing history and/or the financial condition of the applicant/business are reviewed during this process. As a condition of approval, cash or non-cash collateral may also be a requirement. These reviews and conditions are documented and help to assist the risk management team in the ongoing monitoring of merchant transactions and volume.

Depending upon their experience level, our underwriting staff is assigned a signing authority equal to an established credit risk exposure amount. This allows them to render autonomous decisions on new applications based on exposure, but to also include adjusting transaction and volume thresholds, establishing funding delays, and/or requesting cash or non-cash collateral. These levels are set by management and appropriate concurrence sign offs are required for approval based upon the credit risk exposure of each application. Our sponsor banks review and approve our merchant underwriting policies and procedures to ensure compliance with all card brand operating rules and regulations.

Risk Management /Merchant Monitoring. We rely on third-party and internal reporting to identify and monitor credit/fraud risk. Our systems compile daily and historical merchant activity in a number of customized reports. The risk management team reviews all unusual activity, which may include average ticket, rolling volume levels, refund and chargeback levels as well as authorization history. Merchant parameters are utilized in order to identify suspicious processing activity. Risk management tools and reporting are reviewed daily in order to suspend unusual merchant processing activity. All accounts with suspended funds are investigated daily and the risk management team decides if any transactions should be held for further review. This allows us to minimize credit and fraud risk by providing time to formally review the processing with the merchant, the customers and or the issuing banks. Validating merchant activity is a daily process within risk management. Certain merchants may require special monitoring and periodic internal reviews may be completed. We also have engaged a web-crawling solution that scans all merchant websites for content and adherence to card brand rules and regulations.

Investigation and Loss Prevention. If a merchant exceeds the parameters established by our underwriting and/or risk management staff or is found to have violated card brand operating rules or the terms of our merchant agreement, one of our team members will identify and document the incident. The review will include the actions taken to reduce our exposure to loss and the exposure of our merchant. These actions may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. The financial condition of the business may also be considered during these investigations.

Collateral. We require some of our merchants to establish cash or non-cash collateral which may include certificates of deposit, letters of credit, rolling merchant reserves or upfront cash. This collateral is utilized in order to offset potential credit or fraud risk liability that we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant’s payment processing activity.

Our Competition

The payment processing industry is highly competitive. We primarily compete in the SMB merchant industry and our competitors have different business models, go-to-market strategies and technical capabilities. Competition has increased in recent years as other providers of payment processing services have established a sizable market share in the SMB merchant industry, with the ten largest processors presenting approximately 80% of the SMB market. We believe the most significant competitive factors in our markets are: (1) economics, including fees charged to merchants and commission payouts to distribution partners; (2) product offering, including emerging technologies and developments by other participants in the payments ecosystem; (3) service, including product functionality, value-added solutions and strong customer support for both distribution partners and merchants; and (4) trust, including a strong reputation for quality service and trusted distribution partners. Our competitors range from large and well established companies to smaller, earlier-stage business. See “Risk Factors—Risks relating to Our Business—The payment processing industry is highly competitive and such competition is likely to increase, which may adversely influence the prices we can charge to merchants for our services and the compensation we must pay to our distribution partners, and as a result, our profit margins.”

Government Regulation

We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that we utilize to provide our electronic payment services, as more fully described below.

Dodd-Frank Act

The Dodd-Frank Act and the related rules and regulations have resulted in significant changes to the regulation of the financial services industry. Changes impacting the electronic payments industry include providing merchants with the ability to set minimum dollar amounts for the acceptance of credit cards and to offer discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers. New rules also contain certain prohibitions on payment network exclusivity and merchant routing restrictions of debit card transactions. Additionally, the Durbin Amendment to the Dodd-Frank Act provides that the interchange fees that certain issuers charge merchants for debit transactions will be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for issuers with assets of $10 billion or greater.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System because it is systemically important to the U.S. financial system. Any new rules or regulations implemented by the CFPB or the Financial Stability Oversight Council or in connection with Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.

Payment Network Rules and Standards

While not legal or governmental regulation, we are subject to the rules and standards established by the payment networks. These rules and standards, including the Payment Card Industry and Data Security Standards ("PCI DSS"), govern a variety of areas including how consumers and merchants may use their cards, data security and allocation of liability for certain acts or omissions including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

An example of a recent standard is EMV, which is mandated by Visa, MasterCard, American Express and Discover. This mandate sets new requirements and technical standards, including requiring IPOS systems to be capable of accepting the more secure “chip” cards that utilize the EMV standard and set new rules for data handling and security. Processors and merchants that do not comply with the mandate or do not use systems that are EMV compliant risk fines and liability for fraud-related losses. We have invested significant resources to ensure our systems’ compliance with the mandate, and to assist our merchants in becoming compliant by the applicable deadlines.

To provide our electronic payments services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Because we are not a bank, we are not eligible for membership in certain payment networks, including Visa and MasterCard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and MasterCard, require us to be sponsored by a member bank as a service provider. We are registered with certain payment networks, including Visa and MasterCard, through Wells Fargo and Synovus Bank. The agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. We are registered directly as service providers with Discover, American Express and certain other networks. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transaction processed by us using the Automated Clearing House Network.

Privacy and Information Security Regulations

We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act, which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that possess data.

Anti-Money Laundering and Counter-Terrorism Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, or “BSA.” The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”), that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers and terrorists or terrorist organizations. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address related legal and regulatory requirements and developments.

Unfair or Deceptive Acts or Practices

We and many of our merchants are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, the UDAP and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our merchants, and in some cases may subject us, as the merchant’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the merchant through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and the states attorneys general have authority to take action against non-banks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Indirect Regulatory Requirements

A number of our clients are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Office of the Comptroller of the Currency and other agencies responsible for regulating financial institutions. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our clients and us overall. The banking agencies, including the Office of the Comptroller of the Currency, have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring of the performance of third-party service providers. Accommodating these requirements applicable to our clients imposes additional costs and risks in connection with our financial institution relationships. We have expended and expect to continue to expend significant resources on an ongoing basis in an effort to assist our clients in meeting their legal requirements.

Banking Regulations

We are considered by the Federal Financial Institutions Examination Council to be a technology service provider (“TSP”) based on the services we provide to financial institutions. As a TSP, we are subject to audits by an interagency group consisting of the Federal Reserve System, FDIC, and the Office of the Comptroller of the Currency.

Other Regulation

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a distribution partner or merchant following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.

The foregoing is not an exhaustive list of the laws and regulations to which we are subject and the regulatory framework governing our business is changing continuously. See “Risk Factors—Risks Related to Our Business—We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry may have an unfavorable impact on our business, financial condition and results of operations.”

Our Intellectual Property

We have developed a payments platform that includes many instances of proprietary software, code sets, work flows and algorithms. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees and contractors, and into confidentiality and non-disclosure agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual measures, we also rely on a combination of trademarks, copyrights, registered domain names, and patent rights to help protect the CardConnect brand and our other intellectual property.

As of December 31, 2016, we have two patents for tokenization, which relates to our payment security solution, CardSecure. We also have ten active trademarks and one additional pending trademark that pertain to company, product names and logos. We intend to file additional patent applications as we innovate through our research and development efforts, and to pursue additional patent protection to the extent we deem it beneficial and cost-effective. We also own a number of domain names including cardconnect.com and cardpointe.com.

Seasonality

Historically, our revenues have been strongest in our third and fourth quarters, and weakest in our first quarter. Some variability results from seasonal retail events and the number of business days in a month or quarter. Service and fee based revenue derived from our Enterprise services generally demonstrates less seasonality than our transaction-based revenue.

Our Employees

As of December 31, 2016, we employed 189 employees, consisting of 58 operations employees, 57 IT employees, 53 sales and marketing employees, and 21 general and administrative employees. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our employee relations to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, certain items related to corporate governance matters and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the “SEC Filings” page of the Investor Relations section of our website at https://cardconnect.com. References to our website in this Annual Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Annual Report. You may also obtain a copy of any of these reports, without charge, from our corporate secretary, 1000 Continental Drive, Suite 300, King of Prussia, PA 19406. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the Securities and Exchange Commission's Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

Item 1A. RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

Risks Relating to Our Business and Industry

The payment processing industry is highly competitive and such competition is likely to increase, which may adversely influence the prices we can charge to merchants for our services and the compensation we must pay to our distribution partners, and as a result, our profit margins.

The payment processing industry is highly competitive. We primarily compete in the small and medium business (“SMB”) merchant industry. Competition has increased in recent years as other providers of payment processing services have established a sizable market share in the SMB merchant industry, with the largest ten processors representing approximately 80% of the SMB market. Our primary competitors for SMB merchants in these markets include financial institutions and their affiliates and well-established payment processing companies that target SMB merchants directly and through third parties, including Bank of America Merchant Services, Chase Paymentech, Elavon, Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Vantiv, Inc., Global Payments, Inc., Heartland Payment Systems, Inc. (an affiliate of Global Payments, Inc.), BluePay and Square, Inc. Competing with financial institutions is challenging because, unlike us, they often bundle processing services with other banking products and services. We also compete with many of these same entities for the assistance of distribution partners. For example, many of our distribution partners do not have exclusive relationships with us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our continued growth will depend on the continued growth of payments with prepaid, debit and credit cards and bitcoin, which we refer to as “Electronic Payments,” and our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.

In addition, many financial institutions, subsidiaries of financial institutions or well-established payment processing companies with which we compete, have substantially greater capital, technological, management and marketing resources than we have. In addition, our competitors that are financial institutions or affiliated with financial institutions may not incur the sponsorship costs we incur for registration with the payment networks. These factors may allow our competitors to offer better pricing terms to merchants and more attractive compensation to distribution partners, which could result in a failure to establish relationships with potential, and loss of our existing, merchants and distribution partners. This competition may limit the prices we can charge our merchants, cause us to increase the compensation we pay to our distribution partners and require us to control costs aggressively in order to maintain acceptable profit margins. Our future competitors may also develop or offer services that have price or other advantages over the services we provide. Such competition could result in a loss of existing clients, and greater difficulty attracting new clients. These factors could have a material adverse effect on our business, financial condition and results of operations.

We also face new competition from emerging and non-traditional payment processing companies as well as traditional companies offering alternative electronic payments services and products. Some of these competitors integrate proprietary software and service solutions with electronic payments services and have significant financial resources and robust networks that allow them to have access to merchants needing electronic payments services. If these competitors gain a greater share of total electronic payments transactions, they could impact our ability to retain and grow our relationships with merchants and distribution partners. These competitors may also compete in ways that minimize or remove the role of traditional, point of sale, or “POS” software in the electronic payments process upon which our services are based, which could also limit our ability to retain or grow those relationships. If we are unable to successfully react to changes in the industry spurred by the entry of these competitors, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on distribution partners, who may not serve us exclusively and are subject to attrition, to acquire and retain a segment of our merchants.

We rely heavily on the efforts of integrated service vendors and referral partners to market our services to merchants seeking to establish a merchant acquiring relationship. These distribution partners seek to introduce us, as well as our competitors, to newly established and existing SMB merchants, including retailers, restaurants and other businesses. Generally, our agreements with distribution partners (with the exception of a portion of our integrated technology partners and bank referral partners) are not exclusive and distribution partners retain the right to refer merchants to other merchant acquirers. Gaining and maintaining loyalty or exclusivity can require financial concessions to maintain current distribution partners and merchants or to attract potential distribution partners and merchants from our competitors. We have been required, and expect to be required in the future, to make concessions when renewing contracts with our distribution partners. Such concessions can have a material impact on our financial condition or operating performance. If these distribution partners switch to another merchant acquirer, cease operations or become insolvent, we will no longer receive new merchant referrals from them, and we risk losing existing merchants that were originally enrolled by them. Additionally, our distribution partners are subject to the requirements imposed by our bank sponsors, which may result in fines to them for non-compliance and may, in some cases, result in these entities ceasing to refer merchants to us. We cannot accurately predict the level of attrition of our distribution partners or merchants in the future, particularly those merchants we acquired as customers in the portfolio acquisitions we have completed in recent years, which makes it difficult for us to forecast growth. If we are unable to establish and expand relationships with distribution partners or merchants, or otherwise increase our transaction processing volume in order to counter the effect of this attrition, our business financial condition and results of operations will be adversely affected.

Continued consolidation in the banking industry could adversely affect our growth.

Historically, the banking industry has been the subject of consolidation, regardless of overall economic conditions. As banks consolidate, our relationships with banks are brought into question. If a current financial institution referral partner of ours is acquired by another bank, the acquiring bank may seek to terminate our agreement and impose its own merchant services program on the acquired bank. If a financial institution referral partner acquires another bank, our financial institution referral partner may take the opportunity to conduct a competitive bidding process to determine whether to maintain our merchant acquiring services or switch to another provider. In either situation, we may be unable to retain the relationship post-acquisition, or may have to offer financial concessions to do so, which could adversely affect our growth.

If we cannot successfully complete acquisition of complementary business, services or technologies, we may not be able to execute our growth strategy.

Acquisitions are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of complementary businesses, services or technologies. See Note 3 to the Consolidated Financial Statements as stated elsewhere in this Report for a description of recent acquisitions. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. If we do complete acquisitions, we may not be able to successfully execute our growth strategy and our business, financial condition and results of operations may be adversely affected.

We may acquire other companies, products or technologies, which could divert management’s attention, resulting in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, and other constituents within our industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, research and development and sales and marketing functions;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, policies and procedures at a business that prior to the acquisition may have lacked effective controls, policies and procedures;

•	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results;

•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Additionally, certain acquisitions we make may also prevent us from competing for certain clients or in certain lines of business. For example, acquisitions may have a material adverse effect on our business relationships with existing or future merchants or distribution partners, in particular, to the extent we consummate acquisitions that increase our sales and distribution capabilities.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business and results of operations.

Unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability, long and costly litigation and damage our reputation.

We are responsible for data security for ourself and for third parties with whom we partner and under the rules and regulations established by the payment networks, such as Visa, MasterCard, Discover and American Express, and debit card networks. These third parties include merchants, our distribution partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and our bank sponsors for our failure or the failure of third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of merchant or cardholder data by us or our contracted third parties could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

Threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. For example, certain of our employees have access to sensitive data that could be used to commit identity theft or fraud. Concerns about security increase when we transmit information electronically because such transmissions can be subject to attack, interception or loss. Also, computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems or those of our contracted third parties. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or to create a diversion for other malicious activities. Any such actions or attacks against us or our contracted third parties could disrupt our delivery of services or make them unavailable which could hurt our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, subject us to lawsuits, fines or sanctions, distract our management or increase our costs of doing business.

We and our contracted third parties could be subject to breaches of security by hackers. Our encryption of data and other protective measures may not prevent unauthorized access to or use of sensitive data. System breaches may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. Data misuse or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. In addition, a significant cybersecurity breach of our systems or communications could result in payment networks prohibiting us from processing transactions on their networks or the loss of our bank sponsors that facilitate our participation in the payment networks, either of which could materially impede our ability to conduct business.

Although we generally require that our agreements with distribution partners or our service providers which may have access to merchant or cardholder data include confidentiality obligations that restrict or limit these parties from using or disclosing any merchant or cardholder data, we cannot guarantee that these contractual measures will prevent the unauthorized use, modification, destruction or disclosure of data or allow us to seek reimbursement from the contracted party. In addition, many of our merchants are SMBs that may have limited competency regarding data security and handling requirements and may experience data breaches. Any unauthorized use, modification, destruction or disclosure of data could result in long and costly litigation, as well as significant losses.

In addition, our agreements with our bank sponsors and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreements.

Any significant unauthorized disclosure of sensitive data entrusted to us would cause significant damage to our reputation, and impair our ability to attract new integrated technology and referral partners, and may cause parties with whom we already have such agreements to terminate them.

Potential distribution partners and merchants may be reluctant or refuse to switch to a new merchant acquirer, which may adversely affect and limit our growth.

Many potential distribution partners and merchants are concerned about potential disadvantages associated with switching merchant acquirers, such as a loss of accustomed functionality, increased costs and business disruption. For our distribution partners, switching to us from another merchant acquirer or integrating with us may constitute a significant undertaking involving significant time and expense associated with integration. As a result, many distribution partners and merchants often resist such change. There can be no assurance that our strategies for overcoming potential reluctance to change vendors or initiate a relationship with us will be successful, and this resistance may adversely affect our growth and performance results.

As we increase our sales efforts toward larger enterprise customers, our sales cycle becomes more time-consuming and expensive, which may adversely affect our business.

While the primary source of our revenue is derived from the SMB merchant segment, we also compete in, and have increased our sales efforts toward, larger businesses that primarily utilize sophisticated Enterprise Resource Planning (“ERP”) systems to manage their businesses (referred to as “Enterprise” customers). As we increase our sales efforts to Enterprise customers, we face greater costs, longer sales cycles and less predictability in completing such sales. A prospective Enterprise customer’s decision to use our solutions may be an enterprise-wide decision and, if so, these sales require us to provide significant education to the prospective customer about our products’ uses and benefits. Additionally, implementation of our services with Enterprise customers is typically more costly and time consuming because larger customers typically demand more customization, integration services and features. Consequently, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, increasing the costs and time required to complete such sales and diverting sales and professional services resources to a smaller number of larger transactions. We cannot guarantee that we will be able to increase our Enterprise customer base or effectively scale our sales and professional resources in pursuit of Enterprise sales and, if we do not do so, our sales efforts to obtain such customers may become time consuming, costly and harmful to our financial performance.

We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry may have an unfavorable impact on our business, financial condition and results of operations.

We are subject to numerous regulations that affect electronic payments including U.S. financial services regulations, consumer protection laws, escheat regulations, and privacy and information security regulations. Regulation of our industry has increased significantly in recent years. Changes to statutes, regulations or industry standards, including interpretation and implementation of such statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.

Interchange fees, which are typically paid by the payment processor to the issuer in connection with electronic payments, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or The Dodd-Frank Act, significantly changed the U.S. financial regulatory system, including by regulating and limiting debit card fees charged by certain issuers, allowing merchants to set minimum dollar amounts for the acceptance of credit cards and allowing merchants to offer discounts or other incentives for different payment methods.

Rules implementing the Dodd-Frank Act also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. These restrictions could limit the number of debit transactions, and prices charged per transaction, which would negatively affect our business. The Consumer Financial Protection Bureau, or the CFPB, has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System, or the Federal Reserve, because it is systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increase our risk profile and may have an adverse impact on our business, financial condition and results of operations.

We and many of our merchants are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, which, along with other applicable laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our merchants and, in some cases, may subject us, as the merchant’s electronic processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the merchant through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and state attorneys general, have authority to take action against non-banks that engage in unfair or deceptive practices or violate other laws, rules and regulations. To the extent we are processing payments or providing services for a merchant that may be in violation of laws, rules or regulations, we may be subject to enforcement actions and may incur losses and liabilities that may impact our business.

Our business may also be subject to the Fair Credit Reporting Act, or the FCRA, which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be subject to liability if our practices do not comply with the FCRA or regulations under it.

The Internal Revenue Code of 1986, as amended, or the Code, requires the filing of yearly information returns by payment processing entities like us and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information returns do not comply with these regulations.

This regulatory landscape may require us to make significant changes to our products and services and to incur additional compliance costs and change how we price our services to merchants. Implementing new compliance efforts may be difficult because of the complexity of existing and new regulatory requirements and the significant time and resources required to ensure compliance. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, which could limit our ability to grow, reduce our revenues, or increase our costs. Even an inadvertent failure to comply with laws and regulation, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation could damage our business or our reputation

As the Trump presidency and the new Congress get under way, it is too early to predict the changes in law and regulation that may result from the change in administration. However, it is possible that any such changes or developments in law and regulation may have a material adverse effect on our business, financial condition and results of operations.

Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our services to merchants.

The United States government has adopted laws and regulations restricting the use, collection, storage, and transfer of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

In connection with providing services to our merchants, we are required by law and our merchant and referral partner contracts to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding our compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future. If we fail to comply with the laws and regulations relating to the protection of data privacy, we could be exposed to breach of contract claims or governmental proceedings. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing merchants and distribution partners and obtain new merchants and distribution partners.

If more restrictive privacy laws or rules are adopted by authorities in the future, our compliance costs may increase. Additionally, our opportunities for growth may be reduced by our compliance capabilities or reputational harm, and our potential liability for security breaches may increase.

Failure to comply with the rules established by payment networks or standards established by third-party processors could result in those networks or processors imposing fines or the networks suspending or, terminating our registrations through our bank sponsors.

In order to provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and MasterCard networks as service providers for member institutions. We are also registered directly with other payment networks, including Discover and American Express. As such, we and our merchants are subject to payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors), merchant chargeback standards and Payment Card Industry and Data Security Standards (the “PCI DSS”). Standards governing our third-party processing agreements may also impose requirements with respect to compliance with PCI DSS.

If we do not comply with the payment network requirements or standards governing our third-party processing agreements, our transaction processing capabilities could be delayed or otherwise disrupted. Recurring non-compliance could result in fines as well as the payment networks suspending or terminating our registrations to process transactions on their networks, which would make it impossible for us to conduct our business on its current scale.

We have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant, data security failures, or non-compliance with PCI DSS on the part of a merchant. If we are unable to resolve the issues presented in such notices, recover fines from or pass-through such costs to our merchants, or recover losses under insurance policies, we would incur financial losses that could be significant. Under certain circumstances, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the PCI DSS. In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach. Such activities may reveal that we have failed to comply with the PCI DSS. The termination of our registration with the payment networks, or any changes in payment network or issuer rules that limit our ability to provide merchant acquiring services, could adversely affect our payment processing volumes, revenues and operating costs. If audits or self-assessments under PCI DSS identify any deficiencies requiring remediation, such remediation efforts may distract our management team and be expensive and time consuming which could negatively impact our results of operations.

Changes in payment network rules or standards could adversely affect our business, financial condition and results of operations.

Payment network rules are established and changed from time to time by each payment network as they determine in their sole discretion with or without advance notice to their participants. Timelines imposed by the payment networks for expected compliance with new rules have historically been, and may continue to be, highly compressed, requiring us to quickly implement changes to our systems which increases the risk of non-compliance with new standards or the costs associated with such implementation. Also, the payment networks could change interchange or other elements of the pricing structure of the merchant acquiring industry that would negatively impact our results of operations.

As an example, under the recent payment network standard known as Europay Mastercard and Visa (“EMV”) that requires POS systems to accept more secure “chip” cards and sets new rules for data handling and security, we are liable to our EMV networks for losses resulting from fraudulent Electronic Payments made at our merchant customers that have not complied with the mandate by implementing EMV compliant payment terminals. Our contracts seek to mitigate this risk by allowing us to recover these fraud-related losses from our merchant customers. However, our merchant customers may be insolvent or we may be unable to recover these fraud-related losses in full or at all. We have invested significant resources to ensure our systems’ compliance and to assist our merchants in becoming EMV compliant. Any failure to recover fraud-related losses from our merchants that have not complied with EMV standards could result in material losses.

There may be a decline in the use of Electronic Payments as a payment mechanism for consumers or adverse developments with respect to the electronic payments industry in general which could adversely affect our business, financial condition and operating results.

Maintaining and increasing our profitability is dependent on consumers and businesses continuing to use credit, debit and prepaid cards at the same or greater rate than previously. If consumers do not continue to use these cards for their transactions or if there is a change in the mix of payments between cash and Electronic Payments that is adverse to us, our business could decline and we could incur material losses. Regulatory changes may also cause merchants to charge customers additional fees for use of Electronic Payments. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of retailers to protect their information, causing such consumers to discontinue their use of electronic payment methods. In addition, security breaches could cause financial institutions and consumers to cancel large numbers of credit and debit cards following such an incident.

Our ability to remain competitive and increase our earnings and revenues depends on our ability to develop products and services to address the rapidly evolving market of the electronic payments industry and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

We expect that new services and technologies applicable to the electronic payments industry in which we compete will continue to emerge and evolve. Rapid and significant technological change continues to confront the industries in which we operate, including developments in ecommerce, mobile commerce, and proximity payment devices. There is rapid innovation in the provision of other products and services to businesses, including in financial services and marketing services. With such rapid technological change, merchants will change their needs and non-traditional competitors may enter the market. We are subject to the risk that our existing products and services become obsolete, and that we are unable to develop new products and services in response to industry demands.

These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer will achieve significant commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, laws and regulations, resistance to change from buyers or sellers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

Developing new products and services carries the risks associated with any development effort, including difficulty in determining market demand and timing for delivery of new products and services, cost overruns, delays in delivery, performance problems and market acceptance. Defects in our software and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential distribution partners and merchants, harm to our reputation, fines imposed by card networks, or exposure to liability claims. Any delay in the delivery of new products or services or the failure to differentiate our products and services could render them less desirable, or possibly even obsolete, to our merchants. Additionally, the market for alternative payment processing products and services is evolving, and it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new products and services.

The success of enhancements, new features, and products and services depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements or new features or services. We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in mobile, software, communication, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our sellers or their customers, and materially and adversely affect our business.

We may be unable to continue to expand our share of the existing electronic payments industry or expand into new markets, which would inhibit our growth and profitability.

Our future growth and profitability depends, in part, upon our continued expansion within the markets in which we currently operate, the emergence of other markets for electronic payments and our ability to penetrate these markets and our current distribution partners’ merchant base. Our future growth and profitability may depend upon our ability to penetrate new industries and markets for electronic payments.

Our ability to expand into new industries and markets also depends upon our ability to adapt our existing technology or to develop new technologies to meet the particular needs of each new industry or market. We may not have adequate financial or technological resources to develop effective and secure services or distribution channels that will satisfy the demands of these new industries or markets. Penetrating these new industries or markets may also prove to be challenging and/or costly or take longer than we may anticipate. If we fail to expand into new and existing electronic payments industries and markets, we may be unable to continue to grow our revenues and earnings.

Furthermore, in response to market developments, we may expand into new geographical markets and foreign countries in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully expand in such markets or internationally due to our lack of experience and the multitude of risks associated with global operations or lack of appropriate regulatory approval.

If we fail to manage growth effectively, our business could be harmed.

In order to manage our growth effectively, we must continue to strengthen our existing infrastructure, develop and improve our internal controls, create and improve our reporting systems, and timely address issues as they arise. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations. As we grow, we may not be able to execute as quickly as a smaller, more efficient organization. If we do not successfully manage our growth, it may adversely impact our business.

If we cannot pass along increases in interchange and other fees from payment networks to our merchants, our operating margins decrease.

We pay interchange, assessment, transaction and other fees set by the payment networks to the card issuing financial institutions and the payment networks for each transaction we process. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, our financial institution sponsors have the right to pass any increases in interchange and other fees on to us and they have consistently done so in the past. We are generally permitted under the contracts into which we enter, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Potential changes in the competitive landscape, including disintermediation from other participants in the payments value chain, could harm our business.

We believe that the competitive landscape will continue to change and evolve, including in the following areas:

•
Rapid and significant changes in technology may result in technology-led marketing that is focused on business solutions rather than pricing, new and innovative payment methods and programs that could place us at a competitive disadvantage and reduce the use of our services.

•	Competitors, distribution partners, and other industry participants may develop products that compete with or replace our value-added products and services.

•
Participants in the financial services payments and technology industries may merge, create joint ventures or form other business combinations that may strengthen their existing business services or create new payment services that compete with us.

•	New services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to EMV chip technology, tokenization or other security-related technologies

Failure to compete effectively against any of these competitive threats could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Furthermore, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights and know-how, which is expensive and timely. In addition, such litigation could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to license or otherwise use third-party intellectual property could harm our business and ability to compete.

We may also be subject to costly litigation if our services and technology are alleged to infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could make a claim of infringement against us with respect to our products, services or technology. We may also be subject to claims by third parties for patent, copyright or trademark infringement, breach of license or violation of other third-party intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to such claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement or other violations and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement or violation also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

We are subject to economic and political risk, the business cycles of our merchants and distribution partners, and the overall level of consumer and commercial spending, each of which could negatively impact our business, financial condition and results of operations.

The Electronic Payments industry depends heavily on the overall level of consumer, commercial, and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions or increases in interest rates could adversely affect our financial performance by reducing the number or aggregate dollar volume of transactions made using Electronic Payments. If our merchants make fewer sales of their products and services using Electronic Payments, or consumers spend less money through Electronic Payments, we will have fewer transactions to process at lower dollar amounts, resulting in less revenue. In addition, a weakening in the economy could have a negative impact on our merchants, as well as their customers who purchase products and services using our electronic payments services, which could, in turn, negatively impact our business, financial condition and results of operations. We also have material fixed and semi-fixed costs, including rent, debt service, contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

A substantial portion of our merchants are small- and medium-sized businesses, which may increase the impact of economic fluctuations and merchant attrition on us.

We market and sell a substantial portion of our solutions to SMB merchants. SMB merchants are typically more susceptible to adverse effects of economic fluctuations than larger businesses. We experience attrition in merchants and merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors, and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, a merchant. Adverse changes in the economic environment or business failures of our SMB merchants may have a greater impact on us than on our competitors who do not focus on SMB merchants to the extent that we do. We cannot predict the level of SMB merchant attrition in the future. If we are unable to establish accounts with new merchants or otherwise increase our payment processing volume in order to counter the effect of this SMB attrition, our revenue will decline. Thus, if general macroeconomic conditions fluctuate or deteriorate, the disproportionate impact on SMB merchants could materially and adversely affect our business.

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, resulting in our inability to process, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer network systems, software, data centers and telecommunication networks, as well as the systems and services of our bank sponsors, the payment networks, third-party providers of processing services and other third parties. Our systems and operations or those of our third-party providers, such as our provider of dial-up authorization services, or the payment networks themselves, could be damaged or interrupted by, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error or sabotage, financial insolvency and similar events. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Currently, our critical operational systems, such as our payment gateway, are fully redundant, while certain of our less critical systems are not. Accordingly, certain aspects of our operations may be subject to interruption. Also, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events.

Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in failure to process transactions, additional operating and development costs, diversion of technical and other resources, loss of revenue, merchants and distribution partners, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities and fines and other sanctions imposed by payment networks.

Our products and services may not function as intended due to errors in our software, hardware, and systems, or due to security breaches or human error in administering these systems, which could materially and adversely affect our business.

Our software, hardware, and systems may contain undetected errors that could have a material adverse effect on our business, particularly to the extent such errors are not detected and fixed quickly. In the past, we have found defects in our customer-facing software and hardware, internal systems, and technical integrations with third-party systems. New errors may be found in the future. In addition, we provide incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The electronic payments products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Since customers use our services for important aspects of their businesses, any errors, defects, disruptions in services, or other performance problems with our services could damage our reputation as well as our customers’ businesses. Software and system errors or human error could delay or inhibit settlement of payments, result in oversettlement of such payments, cause reporting errors, or prevent us from collecting transaction fees, all of which have occurred in the past. Security breaches or errors in our hardware or software design or manufacture could result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material adverse effect on our business.

We rely on other service and technology providers. If they fail or discontinue providing their services or technology generally or to us specifically, our ability to provide services to merchants may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.

We rely on third parties to provide or supplement Electronic Payment processing services and for infrastructure hosting services. We also rely on third parties for specific software and hardware used in providing our products and services. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our merchants and, if we cannot find alternate providers quickly after such an event, it may cause those merchants to terminate their relationships with us.

We also rely in part on third parties for the development and access to new technologies, or updates to existing products and services for which third parties provide ongoing support. Failure by these third-party providers to devote an appropriate level of attention to our products and services could result in delays in introducing new products or services, or delays in resolving any issues with existing products or services for which third-party providers provide ongoing support.

 Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, due to seasonal retail sales, our revenues have been strongest in our third and fourth quarters, and weakest in our first quarter.

Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new services and products and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive; period to period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, or enforcement of laws and regulations by regulators, including fines, orders or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions; general retail buying patterns; and the other risks described in this Report.

Fraud by merchants or others could cause us to incur losses.

We face potential liability for fraudulent electronic payment transactions initiated by merchants or others. Merchant fraud occurs when a merchant opens a fraudulent merchant account and conducts fraudulent transactions or when a merchant, rather than a customer (though sometimes working together with a customer engaged in fraudulent activities), knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Any time a merchant is unable to fund a chargeback, we are responsible for that chargeback.

Merchant fraud also occurs when employees of merchants change the merchant demand deposit accounts to their personal bank account numbers, so that payments are improperly credited to the employee’s personal account. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot be certain that such measures are or will be effective. Failure to effectively manage risk and prevent fraud could increase our chargeback and other liability.

In addition, we face potential liability for losses caused by fraudulent card-based payment transactions. Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the issuer and verifies the signature on the back of the card against the paper receipt signed by the customer, the issuer remains liable for any loss. In a card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the merchants that we serve transact a substantial percentage of their sales in card-not-present transactions over the Internet or in response to telephone or mail orders, which makes these merchants more vulnerable to fraud than merchants whose transactions are conducted largely in card-present transactions.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process electronic payment transactions. If these sponsorships are terminated and we are not able to secure new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard and other payment networks, and are, therefore, unable to directly access these payment networks, which are required to process transactions. These networks’ operating regulations require us to be sponsored by a member bank in order to process Electronic Payment transactions. We are currently registered with Visa and MasterCard through Wells Fargo and Synovus Bank.

The current term of our agreement with Wells Fargo lasts through December 2021 and will thereafter automatically renew for two-year periods unless either party provides the other at least three months’ notice of its intent to terminate. The current term of our agreement with Synovus Bank lasts through October 2020 and will thereafter automatically renew for two-year periods unless either party provides the other at least six months’ notice of its intent to terminate.

Our bank sponsors may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa and/or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and/or MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement. If such sponsorships are terminated and we are unable to secure a replacement bank sponsor within the applicable wind down period, we will not be able to process electronic payment transactions.

Furthermore, our agreements with our bank sponsors provide the bank sponsors with substantial discretion in approving certain elements of our business practices, including our solicitation, application and underwriting procedures for merchants. We cannot guarantee that our bank sponsors’ actions under these agreements will not be detrimental to us, nor can we provide assurance that any of our bank sponsors will not terminate their sponsorship of us in the future. Our bank sponsors have broad discretion to impose new business or operational requirements on us, which may materially adversely affect our business. If our sponsorship agreements are terminated and we are unable to secure another bank sponsor, we will not be able to offer Visa or MasterCard transactions or settle transactions which would likely cause us to terminate our operations.

Our bank sponsors also provide or supplement authorization, funding and settlement services in connection with our bankcard processing services. If our sponsorship agreements are terminated and we are unable to secure another bank sponsor, we will not be able to process Visa and MasterCard transactions which would have a material adverse effect on our business, financial condition and results of operations.

We incur liability when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers.

We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. If we or our bank sponsors are unable to collect the chargeback from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is financially unable (due to bankruptcy or other reasons) to reimburse the merchant’s bank for the chargeback, we may bear the loss for the amount of the refund paid to the cardholder. Any increase in chargebacks not paid by our merchants would increase our costs and could negatively affect our financial position and results of operations.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

Our risk management policies and procedures may not be fully effective to identify, monitor, manage and remediate our risks. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, merchants or other matters that are otherwise inaccessible by us. In some cases, that information may not be accurate, complete or up-to-date. Additionally, our risk detection system is subject to a high degree of “false positive” risks being detected, which makes it difficult for us to identify real risks in a timely manner. If our policies and procedures are not effective, we may suffer harm to our reputation or be subject to litigation or regulatory actions that materially increase our costs and subject us to reputational damage that could limit our ability to grow and cause us to lose existing merchant clients.

Legal proceedings could have a material adverse effect on our business, financial condition or results of operations.

We may become involved in various litigation matters in the ordinary course of business, including but not limited to commercial disputes and employee claims. From time to time, we may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us, regardless of merit or eventual outcome, could damage our reputation and have an adverse impact on our relationship with our merchants, distribution partners and other third parties. Such asserted claims could lead to additional related claims. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. In addition, regardless of merit or eventual outcome, such claims may still harm our reputation and cause us to expend significant resources in our defense. Furthermore, there is no guarantee that we will be successful in defending ourselves in future litigation. If any judgments or settlements in any pending or future litigation or investigation significantly exceed our insurance coverage, such legal proceedings could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel or of our ability to attract, recruit, retain and develop qualified employees could adversely affect our business, financial condition and results of operations.

Our success depends upon the continued services of our senior management and other key employees who have substantial experience in the electronic payments industry and the markets in which we offer our services. In addition, our success depends in large part upon the reputation within the industry of our senior managers who have, developed relationships with our distribution partners, payment networks and other payment processing and service providers. Further, in order for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel who will provide us with expertise across the entire spectrum of our intellectual capital needs.

Our success also depends on the skill and experience of our sales force, which we must continuously work to maintain. While we have a number of key employees who have substantial experience with our operations, we must also develop our personnel to provide succession planning capable of maintaining the continuity of our operations. The market for qualified personnel is competitive, and we may not succeed in recruiting additional employees. Accordingly, we may fail to effectively replace current employees who depart with qualified or effective successors.

Failure to retain or attract key personnel could impede our ability to grow and could result in our inability to operate our business profitably. In addition, contractual obligations related to confidentiality, assignment of intellectual property rights, and non-solicitation may be ineffective or unenforceable and departing employees may share our proprietary information with competitors in ways that could adversely impact us, or seek to solicit our distribution partners or merchants or recruit our key personnel to competing businesses.

Changes in tax laws or their interpretations, or becoming subject to additional international, U.S., state or local taxes that cannot be passed through to our merchants, could reduce our net income.

We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the amount of revenue we receive, the value of any tax loss carry forwards, tax credits recorded on our balance sheet, and the amount of our cash flow. In addition, such tax changes could have a material adverse impact on our business, financial condition and results of operations. Companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our merchants, our costs would increase and our net income would be reduced.

Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change.

Risks Relating to Indebtedness

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations and financial condition.

As of December 31, 2016, we had total indebtedness of $138.0 million, consisting of amounts outstanding under the first lien facility (the “First Lien Facility”) and the second lien facility (the “Second Lien Facility”) entered into in connection with the Merger.

Our indebtedness may have important consequences to our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to pay dividends or repurchase our common stock;

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowings.

Pursuant to the credit agreements for the First Lien Facility and the Second Lien Facility (together, the “Credit Facilities”), interest rates payable with respect to the First Lien Facility and Second Lien Facility vary at stated margins above either LIBOR or BMO’s base rate, which exposes us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability.

We may need to raise additional funds to finance our future capital needs, which may prevent us from growing our business.

We may need to raise additional funds to finance our future capital needs, including developing new services and technologies, and to fund ongoing operating expenses. Also, we may need additional financing earlier than we anticipate if we are required to pay significant fines or settlements.

To the extent we raise additional funds using debt financing, such debt financing would increase our indebtedness and could negatively affect our liquidity and restrict our operations. We may be unable to raise additional funds on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to remaining competitive in our industry could be significantly limited. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

We may not be able to generate sufficient cash to service our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flows from operating activities or that future borrowings will be available to us under our Credit Facilities or otherwise in an amount sufficient to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The Credit Facilities restrict the ability of our subsidiaries to dispose of assets and use the proceeds from any such disposition. Therefore, we may not be able to consummate dispositions or obtain the proceeds from them and, in any event, such proceeds may not be adequate to meet any relevant debt service obligations then due. Any alternative measures may not be successful and may not permit us to meet our required debt service obligations.

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

The credit agreements for the Credit Facilities and the terms of our outstanding Preferred Stock contain restrictive covenants that may impair our ability to conduct business.

The credit agreements for the Credit Facilities and the terms of our Preferred Stock contain operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. These covenants restrict our ability to, among other things, incur additional debt, change the nature of our business, sell or otherwise dispose of assets, make acquisitions, and merge or consolidate with other entities. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. In addition, credit agreements for the Credit Facilities and the terms of our Preferred Stock require that we maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. Upon the occurrence of an event of default, the lenders under the Credit Facilities could elect to declare all amounts outstanding immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Facilities. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our Credit Facilities and our other liabilities, which may result in foreclosure on our assets and our common stock becoming worthless.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

Our balance sheet includes goodwill and intangible assets that represent 57.3% of our total assets at December 31, 2016. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. Additional acquisitions would also result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our results of operations.

Risks Relating to Our Corporate Structure

If our business is not profitably operated, we may be unable to pay any dividends on our common stock or satisfy our other financial obligations.

We will depend on profits generated by our business for distributions, debt repayment and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our capital stock. Legal and contractual restrictions in the credit agreements for the Credit Facilities and any future indebtedness, as well as our financial condition and operating requirements, may limit our ability to make distributions.

Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may increase the difficultly in removing management and discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

An active trading market for our securities may not develop or continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the company and general market and economic conditions. An active trading market for our securities may never fully develop or, if developed, it may not be sustained.

We may be unable to continue to satisfy NASDAQ listing requirements in the future, which could limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

We may be unable to continue to meet the NASDAQ listing requirements for our common stock in the future.  If we fail to meet such NASDAQ listing requirements and our common stock is delisted from NASDAQ, there could be significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	a limited amount of news and analyst coverage for the company; and

•	a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We have incurred and will continue to incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NASDAQ, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Complying with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly, and we expect this to continue in the future. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, compliance with these requirements requires that our management and other personnel divert attention from operational and other business matters. Accordingly, these requirements require us to divert a significant amount of time and money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

These expenses will increase further once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” for up to five years from our initial public offering (the “IPO”) or until such earlier time that we have more than $1.0 billion in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile, and the price at which our securities trade could be less than if we did not use these exemptions.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs and could require our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure controls and procedures, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our common stock on NASDAQ.

We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute our existing shareholders’ ownership interests in us and may depress the market price of our common stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness without shareholder approval in a number of circumstances.

Our issuance of additional common stock or other equity securities could have one or more of the following effects:

•	our existing shareholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of our common stock may decline.

We have not declared or paid any cash dividends on our common stock, and we do not intend to in the foreseeable future.

We have not declared or paid any cash dividends on our common stock, and we do not intend to in the foreseeable future. We currently intend to retain our future earnings, if any, to repay indebtedness and to support our general corporate purposes. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from CardConnect, LLC. The amounts available to us to pay cash dividends are also restricted by our Credit Facilities and the terms of our Preferred Stock, and, to the extent that we require additional financing, the sources of such additional financing may prohibit the payment of a dividend. As a result, appreciation in the price of our common stock, if any, may be the only source of gain on an investment in our common stock.

If our performance does not meet market expectations, the price of our securities may decline.

If our performance fails to meet market expectations, the price of our common stock may decline. In addition, fluctuations in the price of our common stock could contribute to the loss of all or part of our stockholders’ investment. Even if an active market for our common stock exists, the market price of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the market price of our common stock.

Factors affecting the market price of our common stock may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet market expectations in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the payments processing industry and market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation or governmental investigations;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any significant change in our board or management; any default on our indebtedness;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and NASDAQ have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for financial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common stock could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Warrants to purchase our common stock are currently exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2016, there were outstanding warrants to purchase an aggregate of 10,300,000 shares of our common stock. Each warrant entitles its holder to purchase one share of our common stock at an exercise price of $12.00 per share. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

The future issuance of additional common stock in connection with our 2016 Incentive Plan will dilute your stockholdings.

There are 4,796,296 of common stock reserved and authorized for issuance under our 2016 Omnibus Equity Compensation Plan. As of December 31, 2016, we had an aggregate of 422 shares of common stock available for grant under the 2016 Incentive Plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with such incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.

We may be unable to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 which could have a material adverse effect on our business.

 As permitted by Section 215.02 of the SEC’s Compliance and Disclosure Interpretations, management is excluding its assessment of internal controls over financial reporting for the year ended December 31, 2016, which is the year the Merger was completed, and we do not expect to have to include such assessment until the year ended December 31, 2017. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline. If we are unable to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the price of our common stock.

 Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report, a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following February 12, 2020, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our interest comfort environment.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no or few securities or industry analysts cover us, our stock price would likely be less than if we had more such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. The projections of any analysts that do cover us may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

Future sales of our common stock by our shareholders may reduce the market price of our common stock that shareholders might otherwise obtain

As of December 31, 2016, the FTS stockholders held an aggregate of 15,259,637 shares of our common stock with registration rights that were granted in connection with a registration rights agreement entered into in connection with the closing of the Merger (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the FTS stockholders party thereto have certain registration rights with respect to the shares of common stock issued to them as partial consideration in the Merger, shares of common stock purchased in a private placement to partially finance the Merger, and certain shares of unregistered common stock transferred to them in connection with the Merger. Under the Registration Rights Agreement, we agreed to use commercially reasonable best efforts to consummate a secondary offering which will be a registered underwritten public offering of shares of our common stock held by any FTS stockholder that elects to participate in such offering (the “Follow On Offering”). Under the Registration Rights Agreement, we have also agreed to file a registration statement to register any shares of our common stock held by the FTV Entities for resale (the “FTV Shelf Registration Statement”). If the FTV Shelf Registration Statement becomes unavailable at any time, the FTV Entities will have certain demand and piggyback registration rights.

We are also party to a registration rights agreement with certain of our stockholders entered into in February 2015 in connection with our initial public offering (the “Founder Registration Rights Agreement”). The stockholders party to the Founder Registration Rights Agreement have customary demand and piggyback registration rights with respect to the 3,533,333 shares of unregistered common stock held by them.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares until certain threshold closing prices of our common stock have been exceeded. As of February 28, 2017, 2,240,000 shares of our common stock out of 3,533,333 total shares of our common stock held by the initial stockholders are no longer subject to such transfer restrictions. Additionally, 4,428,298 of the 15,259,637 shares of our common stock held by FTS stockholders that have registration rights can be sold at any time without needing the use of a registration statement

Upon consummation of the Follow On Offering, effectiveness of the FTV Shelf, or exercise of registration rights under the Founder Registration Rights Agreement, these stockholders may sell large amounts of our stock in the open market or in privately negotiated transactions. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in our stock price or put significant downward pressure on the price of our stock.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price.

We may be forced to write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, reporting charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Item 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

Item 2. PROPERTIES.

We maintain several offices across the United States, all of which we lease.

Our office locations include:

•	Corporate headquarters in King of Prussia, Pennsylvania with approximately 27,207 leased square feet;

•	Data management in Lone Tree, Colorado with approximately 1,230 leased square feet; and

•	Telesales office in Overland Park, Kansas with approximately 6,735 leased square feet.

We lease several small facilities for sales and operations. Our current facilities meet our employee base and can accommodate our currently contemplated growth. We believe that we will be able to obtain suitable additional facilities on commercially reasonable term to meet our future needs.

Item 3. LEGAL PROCEEDINGS.

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

Item 4. MINE SAFETEY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading upon consummation of our IPO on February 12, 2015, and our common stock and warrants commenced separate trading on April 6, 2015.  Prior to the separation of our units on April 6, 2015, there was no public market for our common stock. Prior to the consummation of the Merger on July 29, 2016, our common stock, warrants and units were each listed on the NASDAQ Capital Market under the symbols “FNTC,” “FNTCW” and “FNTCU,” respectively, and the price of each such security reflected that of FinTech Acquisition Corp.

As of December 31, 2016, our common stock and our warrants traded on the NASDAQ Capital Market under the symbols “CCN” and “CCNWW,” respectively. As of January 6, 2017, our common stock transferred to, and began trading on, the NASDAQ Global Market under the same symbol. As of January 25, 2017, our warrants were delisted from the NASDAQ Capital Market and, as of February 27 2017, our warrants began trading on the OTCQX U.S. Market under the symbol “CCNWW”.

As of February 28, 2017, there were approximately 65 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

The table below sets forth for the periods indicated the high and low sales prices per share of our common stock and warrants reported on the NASDAQ Capital Market for the periods set forth below.

The following table includes the high and low sales prices for our common stock and warrants for the periods presented. Sales prices prior to September 30, 2016 reflect the common stock and warrants of FNTC and FNTCW, respectively.

Quarter Ended	Common Stock		Warrants
	Low	High	Low	High
March 31, 2015	N/A	N/A	N/A	N/A
June 30, 2015	$9.70	$10.25	$0.30	$1.36
September 30, 2015	$9.75	$10.10	$0.29	$0.40
December 31, 2015	$9.74	$9.80	$0.29	$0.40
March 31, 2016	$9.51	$11.00	$0.25	$0.70
June 30, 2016	$9.75	$10.14	$0.45	$0.85
September 30, 2016	$9.37	$11.56	$0.92	$1.65
December 31, 2016	$8.70	$13.45	$0.99	$3.23

Dividends

We have not paid any cash dividends on our common stock to date. We expect that we will retain earnings for use in business operations and, accordingly, we do not anticipate our board of directors declaring any dividends in the foreseeable future. In addition, the terms of our Credit Facilities and Series A Preferred Stock include restrictions on our ability to pay dividends as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facilities” and “-Series A Preferred Stock.”

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividends reinvested basis, for (1) the Company’s common stock, (2) the S&P 500 Index and (3) the S&P Information technology Index, for the period from April 6, 2015 (the first day our common stock was separately traded following our IPO) through December 31, 2016. The graph assumes the value of the investment in our common stock and each index was $100.00 on April 6, 2015 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among CardConnect Corp., the S&P 500 Index, and
the S&P 500 Information Technology Index
$140
$130
$120
$110
$100
$90
$80
4/06/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16
CardConnect Corp.
S&P 500 Index
S&P 500 Information Technology Index

This performance graph shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under such section, and shall not be deemed to be incorporated by reference into any filing of CardConnect Corp. under the Securities Act of 1933, as amended.

Sales of Unregistered Securities

All sales of unregistered securities during the years ended December 31, 2016, 2015, or 2014 have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. There were no sales of our unregistered equity securities during the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock or warrants during the quarter ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2016.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders
CardConnect Corp. Amended and Restated 2016 Omnibus Equity Compensation Plan	4,561,908	$10.46	422
CardConnect Corp. 2010 Stock Option Plan, as amended	3,371,511	$3.81	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,933,419		422

Item 6. SELECTED FINANCIAL DATA.

The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
(dollars in thousands, except per share data)
Income Statement Data:
Revenue	$589,320	$458,648	$389,985	$348,905	$251,071
Expenses	601,365	454,761	392,064	350,892	251,370
Total other expenses	5,489	1,331	1,333	1,478	1,000
(Loss) income before income tax provision	(17,534)	2,556	(3,412)	(3,465)	(1,299)
Net (loss) income	(16,144)	1,172	(12,011)	(2,152)	(843)
Basic (loss) earnings per share	$(0.86)	$0.08	$(0.78)	$(0.14)	$(0.06)
Diluted (loss) earnings per share	$(0.86)	$0.07	$(0.78)	$(0.14)	$(0.06)

	December 31,
	2016	2015	2014	2013	2012
(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,385	$3,575	$1,158	$257	$630
Total assets	167,849	145,912	110,967	125,405	128,832
Total liabilities	170,555	87,205	52,619	56,994	59,932
Redeemable preferred stock	37,159	—	—	—	—
Total stockholders' equity	(39,866)	58,707	58,348	68,411	68,900

	Years Ended December 31,
	2016	2015	2014	2013	2012
(dollars in thousands)
Cash Flow Data:
Net cash provided by operating activities	$1,171	$20,071	$19,683	$18,232	$7,231
Net cash used in investing activities	(11,022)	(37,171)	(9,998)	(14,317)	(59,083)
Net cash (used in) provided by financing activities	15,662	19,517	(8,784)	(4,288)	47,717

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors.” Certain amounts in this section may not foot due to rounding.

Overview

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

How we Assess the Performance of our Business

Merchant Acquiring Services

We use bankcard volume and number of active SMB merchants to measure the performance of our Merchant Acquiring services.

Our total bankcard volume for the year ended December 31, 2016, 2015 and 2014 was $22.3 billion, $17.1 billion and $14.7 billion, respectively, representing a growth rate of 30.8% and 16.4%, respectively, over the periods.

An active SMB merchant is a merchant that has processed transactions in the relevant period. The number of our active SMB merchants located across the United States was 51,825 at December 31, 2016, compared to 48,400 at December 31, 2015 and 38,059 at December 31, 2014, representing growth rates of 7.1% and 27.2%, respectively, over the periods. Bankcard volume reflects the addition of new merchants and same store sales of existing merchants, partially offset by merchants who attrited during the period. We grow the number of active SMB merchants through various distribution channels, which include independent sales organizations, integrated software vendors and our direct sales staff. We also grow the number of active SMB merchants through acquisitions of complementary businesses.

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

Enterprise Services

Revenues from our Enterprise services are largely driven by recurring fees charged for ERP integration and hosting services, and recurring P2PE device fees. For the year ended December 31, 2016, 2015 and 2014, revenue includes $5.1 million, $3.6 million and $2.4 million, respectively, of revenue related to Enterprise services.

Merger

On July 29, 2016 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of March 7, 2016, as amended June 24, 2016 (the “Merger Agreement”), by and among the FinTech, Merger Sub and FTS. The Merger Agreement provided for the acquisition of FTS by FinTech pursuant to the Merger.  In connection with the closing of the Merger, FinTech changed its name from FinTech Acquisition Corp. to CardConnect Corp. and Merger Sub changed its name to FTS Holding Corporation.

The aggregate consideration paid in the Merger consisted of (i) 15,162,470 shares of FinTech common stock and options to purchase 3,463,950 shares of FinTech common stock, which were issued upon conversion of options to purchase shares of FTS common stock outstanding immediately prior to the Merger and (ii) approximately $179 million in cash (which includes approximately $2 million in “Excess Cash” (as defined in the Merger Agreement)). The cash portion of the consideration was funded by a combination of cash held in trust by FinTech of $100 million, borrowings under a new $100 million first lien secured credit facility and a $40 million second lien secured credit facility (See Liquidity and Capital Resources—Credit Facilities—First Lien Facility and —Second Lien Facility), and $42 million in gross proceeds from the private placements of preferred and common stock completed immediately prior to the Merger (See “—Series A Preferred Stock Offering” and “—Common Stock Offering”).

Prior to the Closing Date, there were 13,733,333 shares of FinTech common stock outstanding and, in connection with the closing of the Merger, FinTech redeemed a total of 1,119,051 shares of its common stock at a redemption price of

$10.01 per share pursuant to the terms of the Company’s amended and restated certificate of incorporation in effect at the Merger closing, resulting in a total payment to redeeming stockholders of $11.2 million.

Immediately following the Merger, there were 1,500,000 shares of the Company's Series A Preferred Stock outstanding, 28,751,331 shares of the Company’s common stock outstanding, warrants to purchase 10,300,000 shares of the Company’s common stock and options to purchase 6,854,429 shares of the Company’s common stock. As of the Closing Date, the former stockholders of CardConnect owned approximately 54.6% of the Company’s outstanding common stock, the former stockholders of FinTech owned approximately 43.6% of the Company’s outstanding common stock (13.3% held by the Initial Stockholders) and the purchaser of the Series A Preferred Stock owned approximately 1.7% of the Company’s outstanding common stock.

Series A Preferred Stock Offering

On the Closing Date, in connection with the partial financing of the Merger, the Company issued 1,500,000 shares of newly created Series A Preferred Stock (the “Preferred Stock”) and 480,544 shares of common stock in a private placement pursuant to the Securities Purchase Agreement with the Series A Purchaser dated June 23, 2016. The aggregate purchase price for the Preferred Stock was $37.5 million, of which $30.0 million was used to pay a portion of the cash consideration for the Merger, to repay the Company's existing debt in connection with the Merger, to pay transaction expenses relating to the Merger and for general corporate purposes, and the remaining $7.5 million was placed in a separate account for use in funding the first two years of cash dividends on the Preferred Stock.

Common Stock Offering

On the Closing Date, in connection with the partial financing of the Merger, the Company issued an aggregate of 467,647 shares of common stock (the “PIPE Shares”) to FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P. (the “FTV Entities”), each a stockholder of FTS, certain other stockholders of FTS and an affiliate of Betsy Cohen, a director of the Company (collectively, the “PIPE Investors”). The PIPE Shares were sold to the PIPE Investors in a private placement transaction (the “PIPE Transaction”) exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Of the PIPE Shares sold in the PIPE Transaction, 350,000 shares were sold at a purchase price of $10.00 per share, and the remaining 117,647 shares, which were sold to the affiliate of Mrs. Cohen, were sold at a purchase price of $10.20 per share, the most recent closing bid price of the Company’s common stock, as required by applicable NASDAQ Listing Rules. The Company used the proceeds from the PIPE Transaction to pay a portion of the cash consideration for the Merger, repay FTS’s existing debt in connection with the Merger, pay transaction expenses relating to the Merger and redeem shares of common stock in connection with the Merger pursuant to the Company’s amended and restated certificate of incorporation.

Registration Rights Agreement

On the Closing Date, FinTech entered into a registration rights agreement (the “Registration Rights Agreement”) with the FTS stockholders other than the executive officers of FTS, which provides registration rights with respect to the shares of our common stock that were issued to such FTS stockholders as partial consideration under the Merger Agreement and other shares acquired prior to the Follow On Offering (as defined below). The Registration Rights Agreement requires that we consummate a secondary offering, which will be a registered underwritten public offering of shares of our common stock held by CardConnect stockholders that elect to participate in such offering (the “Follow On Offering”), and that we file a shelf registration statement to register any shares of our common stock held by FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P (together, the “FTV Entities”). If such shelf registration statement becomes unavailable at any time, the FTV Entities will have certain demand and piggyback registration rights, subject to customary underwriter cutbacks and issuer blackout periods. We are required to pay customary fees and expenses relating to registrations under the Registration Rights Agreement.

Letter Agreement

On the Closing Date, FinTech entered into a letter agreement (the “Letter Agreement”) with the FTS stockholders and each of FinTech Investor Holdings, LLC (the “Sponsor”), Daniel G. Cohen, Cohen Sponsor Interests, LLC, Betsy Z. Cohen, DGC Family FinTech Trust, Frank Mastrangelo, James J. McEntee, III, Shami Patel and Alan Joseph Ferraro (together, the “Initial Stockholders”), and certain other stockholders of FinTech signatory thereto pursuant to which (i) the parties thereto agreed not to sell, transfer or otherwise dispose of any shares of our common stock for a period of 180 days following the consummation of the Merger, subject to certain exceptions, and (ii) the Initial Stockholders agreed to waive their registration rights under their existing registration rights agreement with FinTech dated February 12, 2015.

Shareholders Agreement

On the Closing Date, FinTech entered into a stockholders agreement with the FTV Entities, Brian Shanahan, our executive officers, and the Initial Stockholders (the “Shareholders Agreement”), pursuant to which such stockholders have certain director nominee designation rights and have agreed to vote for the director nominees designated under the Shareholders Agreement. The stockholders party thereto will cease to have any continuing director designation rights under the Shareholders Agreement if their respective ownership of our common stock is at any time less than 5% of the total outstanding common stock.

Acquisitions

On October 31, 2015, we purchased certain assets and assumed certain liabilities of Vanco, a provider of card-based payment processing services, for cash of $24.0 million. The purchase was funded primarily with borrowings under our $65.0 million prior revolving credit facility. The asset purchase added over 8,000 merchants to our business.

On July 13, 2012, we acquired Marathon Solutions, Inc., a provider of card-based payment processing services. In 2013 and 2014, we paid $4.7 million and $255.5 thousand, respectively, in contingent consideration relating to the acquisition.

On November 26, 2012, we acquired Dependable Payment Processing, Inc. and Discount Payment Processing, Inc. In 2014 and 2015, we paid $909 thousand and $3.7 million, respectively, in contingent consideration relating to the acquisition.

The results of operations of these acquired businesses have been included in our financial statements since the applicable acquisition date. For more information regarding these transactions, see Note 3 to our consolidated financial statements.

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

Expenses

Cost of services. Cost of services consists of interchange and pass-through and other cost of services.  Interchange and pass-through consists of interchange fees, dues and assessments, debit network fees and other pass-through costs. We expect interchange and pass-through to increase proportionately as a percentage of revenue. Other cost of services consists of commissions to our distribution partners and internal sales staff and other third-party processing costs attributable to payment processing and related services to merchants. Other cost of services also includes merchant supplies and service expenses.

General and administrative. General and administrative expenses include salaries and other employment costs, professional services, rent and utilities, Merger-related costs and expenses and other operating costs.

Stock-based compensation. Stock-based compensation reflects the amortization of the estimated fair value of share-based awards. We recognize stock-based compensation as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.

Depreciation and amortization of intangibles. Depreciation expense consists of depreciation of our investments in property, equipment and computer hardware and software, and our amortization of acquired intangible assets and internally developed software. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for acquired intangible assets is recognized using a proportional cash flow method. Amortization expense for internally developed software is recognized over the estimated useful life of the asset.

Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our Credit Facilities and unused facility fees.

Factors Affecting Our Business and Results of Operations

A number of factors impact our business, result of operations and financial condition including:

•	the amount and mix of volume being processed;

•	the demand for our products and services;

•	our ability to attract and retain distribution partners and merchants on reasonable terms;

•	our ability to attract and obtain Enterprise customers;

•	our ability to capitalize on recent acquisitions and identify and complete future acquisitions;

•	general economic conditions and consumer spending trends; and

•	the emergence of new technologies and payment types.

Increases in payment network fees and other related costs have not historically had a material effect on the growth of our business or results of our operations as such costs are generally passed through to our merchants.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for (i) the years ended December 31, 2016 and 2015 and (ii) the years ended December 31, 2015 and 2014. We have derived this data from our annual consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table shows certain data from the statements of operations for the periods indicated:

	Year ended December 31,	Year ended December 31,	Change
	2016	2015	Amount	%
(dollars in thousands)
Revenue	$589,320	$458,648	$130,672	28.5%

Cost of services (exclusive of depreciation and amortization shown separately below):
Interchange and pass-through	432,818	338,005	94,812	28.1%
Other cost of services	90,921	71,072	19,848	27.9%
Total cost of services	523,738	409,078	114,661	28.0%

General and administrative	50,267	23,434	26,833	114.5%
Stock-based compensation	5,036	1,887	3,150	167.0%
Depreciation	1,745	1,188	558	47.0%
Amortization of intangibles	20,579	19,175	1,404	7.3%
Total expenses	601,365	454,761	146,604	32.2%
(Loss) income from operations	(12,045)	3,887	(15,932)	(409.9)%

Other expense:
Interest expense, net	(5,125)	(1,250)	(3,875)	310.1%
Other, net	(364)	(81)	(283)	348.2%
Total other expense	(5,489)	(1,331)	(4,158)	312.5%

(Loss) income before income tax provision	(17,534)	2,556	(20,091)	(785.9)%
Benefit (provision) for income taxes	1,391	(1,384)	2,774	(200.5)%
Net (loss) income	$(16,144)	$1,172	$(17,316)	(1,476.9)%

Revenue

Revenue increased $130.7 million, or 28.5%, from $458.6 million in 2015 to $589.3 million in 2016. This increase was driven by increased bankcard volume of $5.3 billion, or 30.8%. The growth in bankcard volume consisted of bankcard volume from new merchants and same store sales of existing merchants. See “Overview” and “How we Assess the Performance of our Business.”

Cost of Services

Cost of services increased $114.7 million, or 28.0%, from $409.1 million in 2015 to $523.7 million in 2016. This increase was driven by increased interchange and pass-through and increased other cost of services. Interchange and pass-through increased $94.8 million, or 28.1%, from $338.0 million in 2015 to $432.8 million in 2016. This increase was driven by increased bankcard volume as discussed above. Other cost of services increased $19.8 million, or 27.9%, from $71.1 million in 2015 to $90.9 million in 2016. This increase was driven by merchant growth and increased bankcard volume, resulting in increased commission expense to be paid to our distribution partners and direct sales staff of $13.9 million, an increase in third-party processing costs of $3.6 million, an increase in the cost of equipment sales of $1.2 million and an increase in merchant losses of $945 thousand.

General and Administrative Expenses

General and administrative expenses increased $26.8 million, or 114.5%, from $23.4 million in 2015 to $50.3 million in 2016. This increase was driven by Merger related costs of $20.8 million, primarily advisory fees of $10.5 million, compensation cost of $7.8 million and legal costs of $2.3 million. The increase also reflects an increase in employment costs of $4.1 million primarily due to increased headcount.

Stock-based Compensation

Stock-based compensation increased $3.1 million from $1.9 million in 2015 to $5.0 million in 2016. This increase was driven by $1.7 million of incremental expense recognized due to the accelerated vesting of all outstanding FTS stock options in connection with the Merger, compensation expense recognized for stock options granted under our 2016 Omnibus Equity Compensation Plan (the "2016 Plan") of $2.0 million and the full-year impact of compensation expense recognized for stock options granted in the fourth quarter of 2015 of $304 thousand, partially offset by a decrease in compensation expense due to 2011 and 2012 grants that became fully vested in 2015 and 2016 of $693 thousand.

Depreciation and Amortization

Depreciation and amortization increased $2.0 million, or 9.6%, from $20.4 million in 2015 to $22.3 million in 2016. This increase was driven by the full-year impact of amortization of intangible assets acquired in the Vanco acquisition of $2.7 million, the full-year impact of fixed assets placed into service in 2015 of $626 thousand and an increase in amortization of residual buyouts of $418 thousand. These increases were partially offset by a decrease in acquisition related intangibles, excluding Vanco, of $1.9 million.

Other Expense

Total other expense primarily includes interest expense on our outstanding debt. Interest expense increased $3.9 million, or 310.1% , from $1.2 million in 2015 to $5.1 million in 2016. This increase was driven by borrowings under our First Lien Facility and Second Lien Credit Facility entered into in connection with the Merger.

Provision for Income Taxes

The provision for income taxes decreased $2.8 million, or 200.5%, from an expense of $1.4 million in 2015 to a benefit of $1.4 million in 2016. The effective tax rates were (7.9)% and 54.1% for the years ended December 31, 2016 and 2015, respectively. The effective rate for 2016 differs from the federal statutory rate primarily due to an increase of the valuation allowance, which decreased the Company’s effective tax rate by 22.3%. The effective rate for 2015 differs from the federal statutory rate primarily due to an increase in the valuation allowance, which increased our effective tax rate by 16.7%.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table shows certain data from the statements of operations for the periods indicated:

	Year ended December 31,	Year ended December 31,	Change
	2015	2014	Amount	%
(dollars in thousands)
Revenue	$458,648	$389,985	$68,663	17.6%

Cost of services (exclusive of depreciation and amortization shown separately below):
Interchange and pass-through	338,005	283,669	54,336	19.2%
Other cost of services	71,072	62,273	8,799	14.1%
Total cost of services	409,078	345,943	63,135	18.3%

General and administrative	23,434	24,029	(595)	(2.5)%
Stock-based compensation	1,887	1,908	(21)	(1.1)%
Depreciation	1,188	870	317	36.5%
Amortization of intangibles	19,175	18,544	630	3.4%
Change in contingent earnout obligations	—	771	(771)	(100.0)%
Total expenses	454,761	392,064	62,696	16.0%
Income (loss) from operations	3,887	(2,080)	5,967	(286.9)%

Other expense:
Interest expense, net	(1,250)	(1,187)	(62)	5.3%
Other, net	(81)	(146)	64	(44.2)%
Total other expense	(1,331)	(1,333)	2	(0.1)%

Income (loss) before income tax provision	2,556	(3,412)	5,969	(174.9)%
Provision for income taxes	(1,384)	(8,598)	7,215	(83.9)%
Net income (loss)	$1,172	$(12,011)	$13,183	(109.8)%

Revenue

Revenue increased $68.7 million, or 17.6%, from $390.0 million in 2014 to $458.6 million in 2015. This increase was driven by increased bankcard volume of $2.4 billion, or 16.4%. The growth in bankcard volume consisted of bankcard volume from new merchants and same store sales of existing merchants, partially offset by merchants who attrited during the year. See “-Overview” and “-How we Assess the Performance of our Business.”

Cost of Services

Cost of services increased $63.1 million, or 18.3%, from $345.9 million in 2014 to $409.1 million in 2015. This increase was driven by increased interchange and pass-through and increased other cost of services. Interchange and pass-through increased $54.3 million, or 19.2%, from $283.7 million in 2014 to $338.0 million in 2015. This increase was driven by increased bankcard volume as discussed above. Other cost of services increased $8.8 million, or 14.1%, from $62.3 million in 2014 to $71.1 million in 2015. This increase was driven by increased bankcard volume resulting in increased commissions paid to our distribution partners and direct sales staff of $6.1 million, an increase in merchant supplies and services expenses of $1.9 million and increased third-party processing costs of $902.1 thousand.

General and Administrative Expenses

General and administrative expenses decreased $594.7 thousand, or 2.5%, from $24.0 million in 2014 to $23.4 million in 2015. This decrease was driven by a decrease in employment costs of $1.7 million, partially offset by increased other operating expenses of $1.2 million. The decrease in employment costs reflects severance expense of $384.1 thousand in 2015, compared to $3.4 million in 2014, which was primarily related to the departure of our then Chief Executive Officer.

Stock-based Compensation

Stock-based compensation decreased $21.2 thousand from $1.9 million in 2014 to $1.9 million in 2015. This decrease was driven by the vesting of our 2010 and 2011 grants in 2014 and 2015, respectively, of $427.7 thousand and forfeitures of $23.9 thousand, partially offset by fair value adjustments of stock options of $205.3 thousand, the full-year impact of stock options granted in 2014 of $134.8 thousand and additional stock options granted in 2015 of $90.2 thousand.

Depreciation and Amortization

Depreciation and amortization increased $947.9 thousand, or 4.9%, from $19.4 million in 2014 to $20.4 million in 2015. This increase was driven by amortization of intangible assets acquired in the Vanco acquisition of $441.6 thousand in 2015.

Provision for Income Taxes

The provision for income taxes decreased $7.2 million, or 83.9%, from $8.6 million in 2014 to $1.4 million in 2015. The effective tax rates were 54.1% and (252.0)% for the years ended December 31, 2015 and 2014, respectively. The effective rate for 2015 differs from the federal statutory rate primarily due to an increase in the valuation allowance, which increased our effective tax rate by 16.7%. The effective rate for 2014 differs from the federal statutory rate primarily due to recording a valuation allowance against our deferred tax assets, which increased our effective tax rate by 294.0% in 2014.

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues with respect to Merchant Acquiring services as a result of consumer spending patterns and recognition of non-transaction based fees. Historically, our revenues have been strongest in our third and fourth quarters, and weakest in our first quarter. Some variability results from seasonal retail events and the number of business days in a month or quarter. Service and fee based revenue derived from our Enterprise services generally demonstrates less seasonality than our transaction-based revenue. Operating expenses do not typically fluctuate seasonally.

Liquidity and Capital Resources

Background

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

Our principal uses of cash are to pay commissions to our distribution partners and internal sales staff, fund residual buyouts and distribution partner advances, pay operating expenses, income taxes and interest expense, invest in our technology infrastructure and fund acquisitions.

Our working capital, defined as current assets less current liabilities, was positive by $24.7 million and positive by $8.1 million at December 31, 2016 and 2015, respectively. The increase in working capital is primarily due to growth in our merchant base, resulting in a $9.4 million increase in accounts receivable from our Merchant Acquiring services, and net proceeds received in connection with the Merger of $5.2 million. At December 31, 2016, we had cash and cash equivalents totaling $9.4 million compared to $3.6 million at December 31, 2015. These balances do not include restricted cash, which reflects funds held in escrow to pay dividends on our Series A Preferred Stock and amounts due to merchants for processing-related cash in transit and collateral, of $5.7 million and $1.6 million at December 31, 2016, and 2015, respectively.

Our long-term debt represents the outstanding balance under our credit facilities which we have historically used to fund acquisitions and for general corporate purposes. In addition to borrowings under our credit facilities, we historically have funded our cash needs primarily with cash flows from our operating activities. Upon closing of the Merger, we repaid the outstanding balance of approximately $58.0 million under our prior revolving credit facility and entered into the new First Lien Facility and Second Lien Facility discussed under "-Credit Facilities". As of December 31, 2016, we had $30.0 million available for borrowing under the revolving loan of our First Lien Facility.
We believe that our current cash balance and cash generated from operations will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

Statements of Cash Flows

The following tables reflect the changes in cash flows for the comparative periods.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2014

	Fiscal Year Ended December 31,
	2016	2015	2014
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$1,171	$20,071	$19,683
Investing activities	(11,022)	(37,171)	(9,998)
Financing activities	15,662	19,517	(8,784)
Net change in cash and cash equivalents	$5,811	$2,417	$901

Cash Flow Provided By Operating Activities.

We reported net cash provided by operating activities of $1.2 million in 2016, compared to $20.1 million in 2015 and $19.7 million in 2014.

Cash provided by operating activities in 2016 reflects net loss as adjusted for non-cash operating items including depreciation and amortization, stock-based compensation and deferred tax expense. Additionally, the net cash provided for 2016 reflects increases in accounts receivable, prepaid income taxes and other current assets of $10.4 million, $2.6 million and $1.7 million, respectively, partially offset by increases in residuals payable and accrued expenses s of $1.9 million and $976.4 thousand, respectively.

Cash provided by operating activities in 2015 reflects net income as adjusted for non-cash operating items including depreciation and amortization and stock-based compensation. Additionally, the net cash provided for 2015 reflects increases in accounts receivable and other receivables of $6.8 million, partially offset by increases in accounts payable and residuals payable of $3.1 million.

Cash provided by operating activities in 2014 reflects net loss as adjusted for non-cash operating items including depreciation and amortization, deferred tax expense and stock-based compensation. Additionally, the net cash provided for 2014 reflects increases in accrued expenses and residuals payable of $1.2 million and a decrease in prepaid income taxes of $755.0 thousand.

Cash Flow Used In Investing Activities.

Net cash used in investing activities was $11.0 million for 2016, $37.2 million for 2015 and $10.0 million for 2014.

Cash flows used in investing activities in 2016 reflect funding of residual buy outs of $9.5 million, additions to our internally-developed software of $3.9 million and purchases of property and equipment of $1.2 million, partially offset by repayments of advances to related parties of $4.1 million in connection with the completion of the Merger.

Cash flows used in investing activities in 2015 reflect the acquisition, net of cash acquired, of Vanco for $22.7 million, funding of residual buy-outs of $6.8 million, purchases of property and equipment and leasehold improvements of $4.8 million, and additions to our internally developed software of $2.6 million.

Cash flows used in investing activities in 2014 reflects funding of residual buy outs of $4.8 million, additions to our internally-developed software of $3.0 million and purchases of property and equipment of $1.1 million.

Cash Flow Provided By (Used In) Financing Activities.

Net cash provided by financing activities was $15.7 million and $19.5 million for 2016 and 2015, respectively, compared to net cash used in financing activities of $8.8 million in 2014.

Cash flows provided by financing activities in 2016 reflect proceeds from borrowings under the Company’s First Lien Facility and Second Lien Facility of $140.0 million, net of debt issuance costs of $6.0 million, proceeds from the Merger of $88.8 million, proceeds from the issuance of Series A preferred stock of $37.5 million, net of fees of $570 thousand, and proceeds from the private placement of common stock of $4.7 million, net of fees of $299 thousand. These sources of cash were partially offset by payments to holders of FTS and FinTech common stock of $179.4 million and payments under our prior revolving credit facility of $62.0 million, partially offset by $7.5 million transferred to an escrow account for payment of dividends on our Series A Preferred stock.

Cash flows provided by financing activities in 2015 reflect borrowings of $33.2 million under our prior revolving credit facility partially offset by pre-payments under our prior revolving credit facility of $10.0 million, payment of contingent consideration of $3.7 million and the purchase of treasury stock of $2.7 million from our non-executive chairman.

Cash flows of used in financing activities in 2014 reflect pre-payments under our prior revolving credit facility of $9.0 million and payment of contingent consideration of $909.1 thousand. These decreases were partially offset by borrowings under our prior revolving credit facility of $1.1 million.

Revolving Credit Facility

Prior to the Merger, we had a revolving credit facility, governed by a credit agreement dated July 12, 2012, as amended, with Bank of America, N.A., as administrative agent, and another lender party thereto. On the Closing Date, in connection with the consummation of the Merger, we repaid the $58.0 million outstanding balance under our prior revolving credit facility and terminated such facility, and the Company entered into the First Lien Facility and the Second Lien Facility.

Credit Facilities

In connection with the Merger, on July 29, 2016, we entered into a credit agreement with BMO Harris Bank N.A. (“BMO”), acting as administrative agent for a group of lenders, for the First Lien Facility, and entered into a second lien credit agreement with Babson Capital Finance LLC ("Babson"), also acting as administrative agent for a group of lenders, for the Second Lien Facility. Each facility is guaranteed by the Company and its two indirect wholly-owned subsidiaries, CardConnect, LLC and Princeton Payment Solutions, LLC and secured by a pledge of all of the assets of the Company and its subsidiaries.

First Lien Facility

The First Lien Facility consists of the following:

•	a $30 million senior secured first lien revolving credit facility, with a $10 million sublimit for issuance of standby letters of credit and a $5 million sublimit for swing line loans; and

•	a $100 million senior secured first lien term credit facility.

The First Lien Facility permits us to increase the first lien facilities by up to $35 million (less amounts obtained from the related expansion feature under the Second Lien Facility), subject to customary restrictions and conditions, including compliance with specified leverage ratios (as described below).

On November 2, 2016, we entered into Amendment No. 1 to the Company’s First Lien Facility. This amendment permits the Company to repurchase up to $2.5 million of the Company’s outstanding warrants on the terms set forth in such amendment.

The First Lien Facility matures in July 2021 and bears interest at rates based either on the three-month London Interbank Offered Rate, or LIBOR, plus a margin of between 2.00% and 3.50%, or, at our option, BMO’s base rate plus a margin of between 1.00% and 2.50%, with the margin in each case depending upon consolidated total net leverage ratios (described below). The term loan portion of the First Lien Facility will amortize $1.25 million per quarter beginning with the quarter ending December 31, 2016 through the quarter ending September 30, 2018; thereafter $1.875 million per quarter through the quarter ending September 30, 2020; and finally $2.5 million per quarter through the quarter ending June 30, 2021.

We may prepay the First Lien Facility, without premium. The First Lien Facility requires mandatory prepayments, without premium, in the following amounts:

•
100% of the net cash proceeds of (i) sales of assets not in the ordinary course of business, (ii) sales of debt securities, and (iii) casualty or condemnation events (subject to specified thresholds and exceptions, including permitted reinvestment periods); and

•
75% of “Excess Cash Flow,” as defined in the first lien credit agreement which is included as an exhibit to this annual report, with a reduction to 50% if the total net leverage ratio for the fiscal year is 3.00 to 1.00, and a reduction to 25% if such ratio is 2.50 to 1.00.

The first lien credit agreement contains covenants that are usual and customary for loans of this type, including affirmative and operational covenants and restrictive covenants regarding, among other matters, incurrence of debt, incurrence of liens, investments (including an aggregate cumulative limit of $100 million plus the “available amount” (generally, the proceeds of equity raised plus the balance available above the “Excess Cash Flow” used for prepayments, less amounts used as otherwise permitted by the First Lien Facility, including other acquisitions, dividends and debt repayments) on acquisitions in excess of $10 million during the term of the First Lien Facility), mergers, dispositions and specified uses of cash (including payment of dividends and distributions). The definitive credit agreement also contains covenants requiring that we maintain:

•	a minimum fixed charge coverage ratio of 1.25 to 1.00;

•	a maximum first lien leverage ratio of 3.50 to 1.00, reducing periodically until the ratio becomes 2.50 to 1.00 for quarters following June 30, 2018; and

•	a maximum total net leverage ratio of 4.75 to 1.00, reducing periodically until the ratio becomes 3.50 to 1.00 for quarters after June 30, 2019.

In general, the “fixed charge coverage ratio” is defined as the ratio of EBITDA (less unfinanced capital expenditures, cash taxes and restricted payments, as defined) to the sum of scheduled debt principal payments over the most recently ended four quarters; the “first lien leverage ratio” is defined as the ratio of senior secured debt (net of unrestricted cash not to exceed $5.0 million) to EBITDA for the four fiscal quarter period most recently ended; and the “total leverage ratio” is defined as the ratio of consolidated indebtedness (net of unrestricted cash not to exceed $5.0 million) to EBITDA for the four fiscal quarter period most recently ended, with EBITDA to be determined on a pro forma basis. We were in compliance with these covenants as of December 31, 2016.

Second Lien Facility

The Second Lien Facility consists of a $40 million senior secured second lien term loan which has a $35 million expansion feature similar to, and coordinated with, the expansion feature of the first lien financing such that the maximum aggregate expansion for both such financings cannot exceed $35 million. The Second Lien Facility matures in July 2022 and bears interest at LIBOR plus 9.50% (with a LIBOR floor of 1.00%) or, at our option, the Base Rate (generally, the Wall Street Journal “prime rate”) plus 8.50% (with a base rate floor of 2.00%). The Second Lien Facility does not amortize and may not be prepaid prior to the payment in full of the first lien facilities, notwithstanding the foregoing, we are permitted to make payments under the Second Lien Facility out of the “available amount” (as defined under the First Lien Facility). If voluntary prepayments (in addition to those allowed to be made from the available amount) become permitted (following payment of the First Lien Facility in full), there will be a prepayment fee of 2% of the outstanding principal amount during the first loan year, 1% of the outstanding principal amount in the second loan year and no prepayment fee thereafter. Mandatory prepayments are the same as under the First Lien Facility but are conditioned on the prior repayment in full of the First Lien Facility. The representations and covenants in the Second Lien Facility are the same as those for the First Lien Facility, modified to reflect the second lien status of the Second Lien Facility, except that the minimum fixed charge coverage ratio is 1.00 to 1.00, the maximum total leverage ratio is 5.50 to 1.50, reducing periodically until it becomes 4.25 to 1.00 for quarters subsequent to June 30, 2019, and there is no first lien leverage ratio requirement. We were in compliance with these covenants as of December 31, 2016.

On November 2, 2016, we entered into Amendment No. 1 to the Second Lien Facility. This amendment permits us to repurchase up to $2.5 million of our outstanding warrants on the terms set forth in such amendment.

Series A Preferred Stock Offering

On July 29, 2016, in connection with the partial financing of the Merger, we issued (a) 1,500,000 shares of our Series A Preferred Stock (the “Preferred Stock”) and (b) 480,544 shares of common stock to Falcon Strategic Partners V, LP (“Series A Purchaser”) in a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with the Series A Purchaser dated June 23, 2016. We sold the shares of Preferred Stock and common stock to the Series A Purchaser in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated by the SEC.

The aggregate purchase price for the Preferred Stock was $37.5 million, of which we used $30.0 million to pay a portion of the cash consideration for the Merger, repay our existing debt in connection with the Merger, pay transaction expenses relating to the Merger and for general corporate purposes, and the remaining $7.5 million was placed in a separate account for use in funding the first two years of cash dividends on the Preferred Stock. See Note 3 to our consolidated financial statements included elsewhere in this report for additional information regarding the Preferred Stock.

Contractual Obligations

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we are required to do so. In 2016, 2015 and 2014, we experienced merchant losses of $2.5 million, $1.5 million and $1.9 million, respectively, or 1.1 basis points, 0.9 basis points and 1.3 basis points, respectively, on total bankcard dollar volumes processed of $22.3 billion, $17.1 billion and $14.7 billion, respectively. These losses are included in cost of services in our consolidated statements of operations.

The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2016.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 Years	More than 5 years
(dollars in thousands)
Processing minimums(a)	$14,903	$10,503	$2,900	$1,500	$—
Facility leases	11,817	1,709	3,388	3,280	3,440
Credit facilities	138,000	4,250	13,125	80,625	40,000
	$164,719	$16,462	$19,413	$85,405	$43,440
_________________________________________

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

Unrecognized Tax Benefits.

At December 31, 2016, we had gross tax-effected unrecognized tax benefits of $183 thousand. As of December 31, 2016, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, therefore the unrecognized tax benefits have been excluded from the above contractual obligations table.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations other than for chargebacks.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below and are also included in our Summary of Significant Accounting Policies disclosed in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions, goodwill and intangible asset impairment review, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of stock-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates.

Revenue Recognition

We generate card processing revenues from fees charged to merchants for card-based processing services. Merchants are charged various rates, which are dependent upon various factors including the type of bankcard, card brand, merchant charge volume, the merchant’s industry and the merchant’s risk profile. Fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction and transaction fees, which are fixed per transaction. Card processing revenues are also derived from a variety of service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, and fees for other miscellaneous services, including handling chargebacks.

We recognize card processing revenues at the time merchant transactions are processed on a gross basis equal to the full amount of the discount charged to the merchant because we are the primary obligor and we have latitude in establishing price. We recognize revenue from discount and other fees related to payment transactions are recognized as revenue at the time the merchants’ transactions are processed. Interchange and pass-through includes interchange fees paid to card-issuing banks and assessments paid to payment card associations. Interchange fees are set by Visa and MasterCard based on transaction processing volume and are recognized at the time merchant transactions are processed.

We recognize revenue from sales of our technology solutions when they are realized or realizable and earned. We consider revenue realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; and collection of the resulting receivable is reasonably assured. Contractual arrangements are evaluated for indications that multiple element arrangements may exist including instances where more-than-incidental software deliverables are included. Arrangements may contain multiple elements, such as hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, third party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE or selling price nor TPE is available. We establish ESP, based on the judgment of our management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, we determine allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.

In multiple element arrangements where more-than-incidental software deliverables are included, we applied the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by VSOE, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established. These amounts are included in deferred revenue in the consolidated balance sheets.

Accounts Receivable

Accounts receivable consists primarily of amounts due from merchants for Merchant Acquiring service fees net of interchange fees, monthly statement fees, and other merchant revenue, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting, on transactions processed during the month ending on the balance sheet date. In addition to receivables for transaction fees we charge our merchants for processing transactions. Accounts receivable also includes amounts resulting from our practice of advancing interchange fees to most of our merchants during the month. Accounts receivable are typically received within 30 days following the end of each month. Accounts receivable also includes amounts due from sales of our technology solutions. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivables when they are deemed uncollectible.

Goodwill

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We apply the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other(ASC 350) in accounting for its goodwill. We test goodwill for impairment at least annually in the fourth quarter and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. Significant judgment is involved in determining whether an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a significant adverse change in in the business climate; unanticipated competition; and slower growth rates.

We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, then we perform a two-step quantitative test for that reporting unit. In the first step, the fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

We have determined that we have two reporting units, card processing services and technology solution services. As of December 31, 2016, we performed a qualitative assessment for each of our reporting units. Based on the qualitative assessment, we determined that there are no indications that it is more likely than not that the fair value of our reporting units is less than the carrying value.

Intangible Assets

Intangible assets primarily include merchant and agent relationships, residual buyouts, employment agreements, a service contract, tradenames, internally developed software, and website development costs. Intangible assets, acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of the acquisition. After the fair value of all separately identifiable assets has been estimated in a business combination, goodwill is recorded to the extent the consideration paid for the acquisition exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities.

Residual buyouts represent the right to not have to pay a residual to an independent sales agent related to certain future transactions of the agent’s referred merchants. Residual buyout intangible assets are recorded at cost as of the date of acquisition. Employment agreements represent the estimated values of non-solicit and non-compete agreements entered into in business combinations. Trade name intangibles represent the estimated values of trade names acquired in business combinations. Merchant relationships represent the estimated values of card processing revenues acquired in business combinations. Agent relationships represent the estimated values of revenues to be generated from sales agents acquired in business combinations. Service contract intangibles primarily represent the estimated value of the amended and restated merchant processing agreement with First Data Merchant Services Corporation. Technology intangibles represent the estimated values of software, to be sold or licensed, acquired in business combinations.

We amortizes finite-lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The estimated useful lives of our customer-related intangible assets approximate the expected distribution of cash flows generated from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement. The assets are amortized over their estimated useful lives, which range from 1 to 14 years. Management evaluates the remaining useful lives and carrying values of the intangible assets at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include reductions in underlying operating cash flows or increases in attrition rates from estimates. To the extent the estimated cash flows exceed the carrying value, no impairment is necessary. If the estimated cash flows are less than the carrying value, an impairment charge is recorded.

We capitalize software development costs and website development costs incurred in accordance with ASC 350-40, Internal Use Software. These costs include salaries and related employee benefits. Amortization of internally developed software and website development costs is recorded on a straight-line basis over an estimated useful life of three years. This useful life is consistent with the time period over which we believe we will obtain economic benefit for these assets.

Stock-Based Compensation

We account for grants of stock options to employees in accordance with ASC 718, Compensation—Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock based payments issued to non-employees are recorded at their fair values, are revalued quarterly as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC 505, Equity.

The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The option pricing model requires the input of highly subjective assumptions, including the grant date fair value of our common stock, expected volatility and risk-free interest rates. To determine the grant date fair value of FTS's common stock prior to the Merger, FTS engaged an outside consultant to prepare a valuation of the stock price on an annual basis, using information provided by management and information obtained from private and public sources. When an observable transaction occurred near the grant date of an option award, such as the purchase of treasury stock, FTS used the observable price to estimate the grant date fair value of the options. Subsequent to the Merger, we use the closing market price of our common stock at the grant date. We use an expected volatility based on the historical volatilities of a group of guideline companies and the "simplified" method for calculating the expected life of our stock options. Stock based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument. The risk free interest rates are obtained from publicly available U.S. Treasury yield curve rates.

Income Taxes

We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize a valuation allowance if, based on the weight of available evidence regarding future taxable income, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Regarding the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, we follow a two-step process prescribed by U.S. generally accepted accounting principles ("GAAP"). The first step for evaluating a tax position involves determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefits as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify interest and penalties on tax liabilities on the consolidated statements of income as components of other expenses.

Accounting for Preferred Stock

We classify our Series A Preferred Stock, issued in connection with the Merger, on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series A Preferred Stock contains certain provisions that allow the holder to redeem the preferred stock for cash, beginning seven years following the date of issuance, or if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, the Series A Preferred Stock is classified as temporary equity.

Fair Value Measurements

We account for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or the price paid to transfer a liability as of the measurement date. A three-tier, fair-value reporting hierarchy exists for disclosure of fair value measurements based on the observability of the inputs to the valuation of financial assets and liabilities. The three levels are:

Level 1—Quoted prices for identical instruments in active markets.

Level 2— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. The Company elected to early adopt this guidance in 2016. As a result of adopting this ASU, the Company recognized excess tax benefits realized from the settlement and exercise of stock options as a component of income tax expense in the consolidated statements of operations, and within income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company has elected to account for forfeitures in compensation cost as they occur, as permitted by this ASU.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this standard in 2016 and, as a result, the debt issuance costs incurred in connection with the Merger are included as a reduction of the Company's long-term debt balance on the consolidated balance sheet as of December 31, 2016. The adoption of this standard did not impact the Company's consolidated balance sheet as of December 31, 2015.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the balance sheet classification of deferred income taxes under GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance can be applied on either a prospective or retrospective basis. The Company elected to early adopt this guidance and apply it on a prospective basis in 2015. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net long-term deferred tax liability in our consolidated balance sheet as of December 31, 2015 and 2016.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  For public companies, this ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows, with the intent of reducing diversity in practice. For public entities, ASU 2016-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented; however, entities may apply prospectively if retrospective application is impracticable. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”), which amends the existing accounting standards for revenue recognition. ASU 2014-9 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-9 will be effective for the Company beginning in its first quarter of 2018 and early adoption is permitted. Subsequently, the FASB has issued the following standards related to ASU 2014-9: ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-8”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). We must adopt ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-9 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is in the process of determining the method of adoption and has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has not yet determined the effect of the adoption of this standard on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK.

Effects of Inflation

While inflation may impact our revenues and cost of services, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Interest rate risk

Our Credit Facilities bear interest at a variable rate based on LIBOR plus a fixed margin. As of December 31, 2016, we had $138.0 million in outstanding borrowings under our Credit Facilities. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2016 would have increased or decreased cash interest expense on our indebtedness by approximately $1.40 million per annum.

Foreign exchange risk

Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of CardConnect Corp.
We have audited the accompanying consolidated balance sheets of CardConnect Corp. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardConnect Corp. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ Marcum LLP
Marcum LLP
New York, NY
March 16, 2017

CardConnect Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,385,361	$3,574,661
Restricted cash	5,748,822	1,603,783
Accounts receivable	26,028,467	15,670,324
Processing assets	12,904,861	6,929,522
Other receivables	2,045,353	1,659,588
Related-party receivables	89,645	145,367
Prepaid income taxes	2,752,578	168,522
Other prepaid expenses	1,259,399	542,827
Other current assets	2,462,116	1,248,805
Total current assets	62,676,602	31,543,399

Property and equipment, net	5,591,262	6,109,009

Other assets:
Long-term restricted cash	2,145,833	—
Long-term related-party receivables	225,000	4,140,000
Long-term other receivables	265,804	621,844
Goodwill	40,241,161	40,241,161
Intangible assets, net	56,015,516	63,013,832
Long-term other assets	687,345	242,373
Total assets	$167,848,523	$145,911,618

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,550,868	$2,897,056
Residuals payable	7,509,824	5,642,386
Processing liabilities	14,901,323	8,533,305
Settlement obligation	2,566,997	2,691,569
Accrued expenses	3,448,839	2,247,030
Current portion of long-term debt	4,250,000	—
Deferred revenue	1,735,673	1,382,099
Total current liabilities	37,963,524	23,393,445

Long-term liabilities:
Accrued expenses	1,833,572	2,059,011
Long-term debt, net of issuance costs	128,180,814	59,964,989
Deferred tax liability	2,576,843	1,787,216
Total long-term liabilities	132,591,229	63,811,216

Total liabilities	170,554,753	87,204,661

Commitments and contingencies (Note 14)	—	—

Redeemable Series A Preferred Stock, par value $0.001, 1,500,000 shares issued and outstanding; liquidation value of $37,729,737 at December 31, 2016, net of offering costs	37,159,339	—

Stockholders’ (deficit) equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding (which excludes 1,500,000 shares of Series A Preferred Stock at December 31, 2016)	—	—
Common stock, par value $0.001; 200,000,000 shares authorized; 29,051,348 and 15,145,708 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	29,051	15,828
Additional paid-in capital	3,163,222	88,688,671
Accumulated deficit	(43,057,842)	(26,914,073)
Treasury stock of 681,538 common shares at December 31, 2015, at cost	—	(3,083,469)
Total stockholders’ (deficit) equity	(39,865,569)	58,706,957
Total liabilities and stockholders’ (deficit) equity	$167,848,523	$145,911,618

The accompanying notes are an integral part of these consolidated financial statements.

CardConnect Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Revenue	$589,319,903	$458,647,940	$389,984,773
Cost of services (exclusive of depreciation and amortization shown separately below):
Interchange and pass-through	432,817,621	338,005,409	283,669,202
Other cost of services	90,920,796	71,072,379	62,273,307
Total cost of services	523,738,417	409,077,788	345,942,509
General and administrative	55,303,090	25,320,506	25,936,403
Depreciation	1,745,160	1,187,567	870,136
Amortization of intangibles	20,578,530	19,174,968	18,544,472
Change in contingent earnout obligations	—	—	770,854
Total expenses	601,365,197	454,760,829	392,064,374
(Loss) income from operations	(12,045,294)	3,887,111	(2,079,601)

Other expense:
Interest expense, net	(5,124,657)	(1,249,526)	(1,187,103)
Other, net	(364,485)	(81,324)	(145,702)
Total other expense	(5,489,142)	(1,330,850)	(1,332,805)

(Loss) income before income tax provision	(17,534,436)	2,556,261	(3,412,406)
Benefit (provision) for income taxes	1,390,667	(1,383,777)	(8,598,495)
Net (loss) income	(16,143,769)	1,172,484	(12,010,901)
Dividends on preferred stock	(1,833,903)	—	—
Net (loss) income available for common stockholders	$(17,977,672)	$1,172,484	$(12,010,901)

(Loss) earnings per share available for common stockholders:
Basic	$(0.86)	$0.08	$(0.78)
Diluted	$(0.86)	$0.07	$(0.78)

Weighted-average common shares outstanding:
Basic	20,906,638	15,189,788	15,425,903
Diluted	20,906,638	16,774,075	15,425,903

The accompanying notes are an integral part of these consolidated financial statements.

CardConnect Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity (Deficit)
Balances, January 1, 2014	15,423,680	$15,824	$84,854,606	$(16,075,656)	$(383,469)	$68,411,305
Common stock issued	4,294	4	39,840	—	—	39,844
Stock-based compensation	—	—	1,907,702	—	—	1,907,702
Net loss	—	—	—	(12,010,901)	—	(12,010,901)
Balances, December 31, 2014	15,427,974	15,828	86,802,148	(28,086,557)	(383,469)	58,347,950
Stock-based compensation	—	—	1,886,523	—	—	1,886,523
Repurchase of common stock	(282,266)	—	—	—	(2,700,000)	(2,700,000)
Net income	—	—	—	1,172,484	—	1,172,484
Balances, December 31, 2015	15,145,708	15,828	88,688,671	(26,914,073)	(3,083,469)	58,706,957
Cancellation of 681,538 treasury shares in connection with reverse merger	—	(682)	(3,082,787)	—	3,083,469	—
Distribution to former stockholders in connection with reverse merger	—	—	(179,412,830)	—	—	(179,412,830)
Shares issued in reverse merger	13,094,826	13,095	88,785,207	—	—	88,798,302
Sale of common stock in private placement, net of offering costs	467,647	468	4,400,491	—	—	4,400,959
Stock-based compensation	233,966	233	5,036,112	—	—	5,036,345
Exercise of stock options	109,201	109	582,261	—	—	582,370
Preferred stock dividend	—	—	(1,833,903)	—	—	(1,833,903)
Net loss	—	—	—	(16,143,769)	—	(16,143,769)
Balances, December 31, 2016	29,051,348	$29,051	$3,163,222	$(43,057,842)	$—	$(39,865,569)

The accompanying notes are an integral part of these consolidated financial statements.

CardConnect Corp. and Subsidiaries
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net (loss) income	$(16,143,769)	$1,172,484	$(12,010,901)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in fair value of contingent consideration, net	—	—	770,854
Depreciation and amortization	22,323,690	20,362,535	19,414,608
Stock-based compensation expense	5,036,345	1,886,523	1,907,702
Related-party loan forgiveness	237,155	152,583	331,550
Agent advance forgiveness	337,888	—	153,479
Deferred taxes	789,627	(301,157)	7,888,807
Amortization of debt issuance costs	477,955	—	—
Loss on disposal of assets	50,507	26,835	279,854
Common stock issued for services	—	—	28,750
Changes in operating assets and liabilities:
Restricted cash	(395,039)	(1,413,068)	—
Accounts receivable	(10,358,143)	(5,497,739)	(182,365)
Processing assets	(5,975,339)	(6,929,522)	—
Other receivables	(470,403)	(1,334,172)	(183,086)
Other prepaid expenses	(716,572)	(26,679)	(124,653)
Other current assets	(1,658,283)	(714,642)	(125,910)
Accounts payable	653,812	2,115,350	506
Residuals payable	1,867,438	997,820	456,764
Processing liabilities	6,368,018	6,971,979	—
Prepaid income taxes	(2,584,056)	1,276,442	755,433
Contingent consideration paid in excess of acquisition date fair value	—	—	(255,518)
Accrued expenses	976,370	800,639	727,182
Deferred revenue	353,574	525,059	(150,387)
Net cash provided by operating activities	1,170,775	20,071,270	19,682,669

Investing activities
Change ISO advances	(52,210)	293,248	(264,573)
Purchases of property and equipment	(1,235,675)	(4,765,355)	(1,114,498)
Proceeds from sale of property and equipment	1,560	—	—
Purchases of merchant portfolios and residual buyouts	(9,528,500)	(6,779,396)	(4,792,843)
Acquisitions, net of – , $1,345,370 and – cash acquired	—	(22,654,630)	—
Consideration paid for service contracts	—	(200,000)	(100,000)
Advances to related parties	(320,000)	(437,480)	(706,000)
Repayment of related party loans	4,053,567	—	—
Additions to internally developed software	(3,940,519)	(2,627,132)	(3,019,956)
Net cash used in investing activities	(11,021,777)	(37,170,745)	(9,997,870)

Financing activities
Proceeds from redeemable preferred stock, net of offering costs	36,929,603	—	—
Deposits held in escrow	(7,500,000)	—	—
Release of deposits held in escrow	1,604,167	—	—
Cash received in connection with reverse merger	88,798,302	—	—
Proceeds from private placement of common stock, net of offering costs	4,400,959	—	—
Distribution to former stockholders in connection with reverse merger	(179,412,830)	—	—
Net change in settlement obligation	(124,572)	2,691,569	—
Borrowings on long-term debt	140,000,000	33,200,000	1,125,000
Payments on long-term debt	(61,964,989)	(10,000,000)	(9,000,000)
Debt issuance costs	(6,047,141)	—	—
Payment of preferred stock dividend	(1,604,167)	—	—
Purchase of treasury stock	—	(2,700,000)	—
Proceeds from stock options exercised	582,370	—	—
Payment of contingent consideration	—	(3,675,000)	(909,075)
Net cash provided by (used in) financing activities	15,661,702	19,516,569	(8,784,075)

Net increase (decrease) in cash and cash equivalents	5,810,700	2,417,094	900,724
Cash and cash equivalents at beginning of year	3,574,661	1,157,567	256,843
Cash and cash equivalents at end of year	$9,385,361	$3,574,661	$1,157,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,246,022	$1,142,310	$1,132,939
Cash paid for income taxes, net of refunds	$372,677	$294,599	$(9,545)

Supplemental disclosure of non-cash investing and financing activity:
Change in ISO advances	$(155,000)	$(207,291)	$(400,000)
Purchases of merchant portfolios and residual buyouts	$155,000	$207,291	$411,094
Common stock issued for services	$—	$—	$(11,094)
Cancellation of treasury stock in connection with reverse merger	$3,083,469	$—	$—
Accrued Series A Preferred Stock dividends	$229,736	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CardConnect Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

1. Company Description, Operations, and Basis of Presentation

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

The Company was originally incorporated in Delaware in November 2013 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets. FTS Holding Corporation ("FTS") was formed on August 2, 2010 and wholly-owned CardConnect, LLC. On July 29, 2016 (the “Closing Date”), the Company consummated its business combination with FTS pursuant to the agreement and plan of merger dated as of March 7, 2016, as amended, by and among the Company, FinTech Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) and FTS (the “Merger Agreement”). Under the Merger Agreement, FTS merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. In connection with the closing of the Merger, the Company changed its name from FinTech Acquisition Corp. to CardConnect Corp. and FinTech Merger Sub, Inc. changed its name to FTS Holding Corporation. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “FinTech” refers to the company prior to the closing of the Merger and “FTS” refers to FTS Holding Corporation prior to the Merger. See Note 3 for further discussion of the Merger.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

The Merger has been accounted for as a reverse merger in accordance with GAAP. This determination was primarily based on FTS’s business comprising the ongoing operations of the Company following the Merger, FTS’s senior management comprising the senior management of the Company and FTS’s stockholders having a majority of the voting power of the Company immediately following the closing of the Merger. For accounting purposes, FinTech is considered the “acquired” company and FTS is considered the “acquirer.” Accordingly, for accounting purposes, the Merger is treated as the equivalent of FTS issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech are stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of FTS, and FinTech’s assets, liabilities and results of operations are consolidated with FTS beginning on the Closing Date. The shares and corresponding capital amounts and earnings per share available to common stockholders, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger. The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in these consolidated financial statements as they were not significant or meaningful.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Reclassifications

The consolidated financial statements include the accounts of CardConnect Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain immaterial reclassifications have been made to the prior period statements of operations to place them on a basis comparable with current period presentation. Collectively, unless the context requires otherwise, the consolidated group is referred to as “CardConnect” or the “Company.”

Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the value of purchase consideration paid for acquisitions, goodwill and intangible asset impairment review, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of stock-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

Card processing revenues are generated by the Company from fees charged to merchants for card-based processing services. Merchants are charged various rates, which are dependent upon various factors including the type of bankcard, card brand, merchant charge volume, the merchant’s industry and the merchant’s risk profile. Fees principally consist of discount fees, which are a percentage of the dollar amount of each credit or debit transaction and transaction fees, which are fixed per transaction. Card processing revenues are also derived from a variety of service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees, and fees for other miscellaneous services, including handling chargebacks.

Card processing revenues are recognized at the time merchant transactions are processed on a gross basis equal to the full amount of the discount charged to the merchant as the Company is the primary obligor and has latitude in establishing price. Discount and other fees related to payment transactions are recognized as revenue at the time the merchants’ transactions are processed. Interchange and pass-through includes interchange fees paid to card-issuing banks and assessments paid to payment card associations. Interchange fees are set by Visa and MasterCard based on transaction processing volume and are recognized at the time merchant transactions are processed.

Revenues from sales of the Company’s technology solutions are recognized when they are realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; and collection of the resulting receivable is reasonably assured. Contractual arrangements are evaluated for indications that multiple element arrangements may exist including instances where more-than-incidental software deliverables are included. Arrangements may contain multiple elements, such as hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, third party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE or selling price nor TPE is available. the Company establishes ESP, based on the judgment of CardConnect’s management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.

In multiple element arrangements where more-than-incidental software deliverables are included, the Company applied the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. The Company allocates the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by VSOE, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established. These amounts are included in deferred revenue in the consolidated balance sheets.

Cost of Services

Cost of services consists of interchange and pass-through and other cost of services. Interchange and pass-through consists of interchange fees, dues and assessment, debit network fees and other pass-through costs. Other cost of services primarily consists of residual payments to independent sales organizations. The residual payments represent commissions paid to sales groups based upon a percentage of the net revenues generated from merchant referrals. Other cost of services also includes merchant supplies and service expenses, bank processing costs and other third-party processing costs directly attributable to payment processing and related services to merchants.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash on hand, checking accounts, and savings accounts to be cash and cash equivalents. At times, the balances in these accounts may exceed federally insured limits. Cash equivalents are defined as financial instruments readily transferrable into cash with an original maturity less than 90 days.

Restricted Cash

Restricted cash consists of funds held in escrow for payment of dividends on the Company's Series A Preferred Stock, processing-related cash collected from bankcard networks that has not been funded to the Company’s merchants and merchant deposits. Processing-related cash is generally paid to the Company’s merchants within two business days. Merchant deposits are funds held from merchants to offset potential chargebacks, adjustments, and fees. The timing of the payment of these fees is generally within one year. Long-term restricted cash reflects funds held in escrow for payment of dividends on the Company's Series A Preferred Stock that will be paid more than one year from the date of the consolidated balance sheets.

Accounts Receivable

Accounts receivable consists primarily of amounts due from merchants for discount fees net of interchange fees, monthly statement fees and other merchant revenue, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting, on transactions processed during the month ending on the balance sheet date. In addition to receivables for transaction fees the Company charges its merchants for processing transactions, accounts receivable includes amounts resulting from the Company’s practice of advancing interchange fees to most of its merchants during the month. Accounts receivable are typically received within 30 days following the end of each month. Accounts receivable also includes amounts due from sales of the Company’s technology solutions. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivables when they are deemed uncollectible. Management has determined an allowance for doubtful accounts is not necessary as of December 31, 2016 and 2015.

Processing Assets

Processing assets consists of amounts due from the bankcard networks. These amounts are recovered the next business day following the date of processing the transaction.

Inventory

Inventory consists primarily of Point-of-Sale (“POS”) terminal equipment held for sale and is accounted for on a first-in first-out basis and valued at the lower of cost or market price. Inventory was $1,931,102 and $993,595 at December 31, 2016 and 2015, respectively, and is included in other current assets on the consolidated balance sheets.

Property and Equipment

Expenditures for new long-lived assets and expenditures which extend the useful lives of existing long-lived assets are capitalized at cost. Property and equipment are recorded at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets using the straight-line method, except for leasehold improvements, which are depreciated over the shorter of the estimated useful lives of the assets or the remaining lease term. The Company provides depreciation over the estimated useful lives of assets, principally using the straight-line method, as follows:

Furniture and fixtures	6 years
Computer hardware and software	3 to 5 years
Leasehold improvements	5 to 8 years
Equipment	5 to 6 years
Leasing equipment	5 years

Depreciation for tax purposes is provided using various accelerated methods. Fully depreciated assets are removed from the accounts when they are no longer in service.

Tenant improvement allowances are deferred and amortized on a straight-line basis over the life of the lease agreement as a reduction to rent expense. Repairs and maintenance, which do not extend the useful lives of the applicable assets, are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $87,345, $54,364 and $42,549 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess consideration over the fair values of net assets acquired in business combinations. the Company applies the provisions of FASB Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other (ASC 350) in accounting for its goodwill. The Company tests goodwill for impairment at least annually in the fourth quarter and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a significant adverse change in in the business climate; unanticipated competition; and slower growth rates.

The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors the Company considers in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company’s reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If the Company determines not to perform the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, then the Company performs a two-step quantitative test for that reporting unit. In the first step, the fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Significant estimates and assumptions are used in the Company’s goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The Company’s assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

The Company has determined that it has two reporting units, card processing services and technology solution services. As of December 31, 2016 and 2015, the Company performed a qualitative assessment for each of its reporting units. Based on the qualitative assessment, the Company determined that there are no indications that it is more likely than not that the fair value of its reporting units is less than the carrying value.

Intangible Assets

Intangible assets primarily include residual buyouts, employment agreements, merchant and agent relationships, a service contract, tradenames, internally developed software, and website development costs. Intangible assets, which have been acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of the acquisition. After the fair value of all separately identifiable assets has been estimated in a business combination, goodwill is recorded to the extent the consideration paid for the acquisition exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities.

Residual buyouts represent the right to not have to pay a residual to an independent sales agent related to certain future transactions of the agent’s referred merchants. Residual buyout intangible assets are recorded at cost as of the date of acquisition. Employment agreements represent the estimated values of non-solicit and non-compete agreements entered into in business combinations. Trade name intangibles represent the estimated values of trade names acquired in business combinations. Merchant relationships represent the estimated values of card processing revenues acquired in business combinations. Agent relationships represent the estimated values of revenues to be generated from sales agents acquired in business combinations. Service contract intangibles primarily represent the estimated value of the amended and restated merchant processing agreement with First Data Merchant Services Corporation. Technology intangibles represent the estimated values of software, to be sold or licensed, acquired in business combinations.

The Company amortizes finite-lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The estimated useful lives of the Company’s customer-related intangible assets approximate the expected distribution of cash flows generated from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement. The assets are amortized over their estimated useful lives, which range from 1 to 18 years. Management evaluates the remaining useful lives and carrying values of the intangible assets at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include reductions in underlying operating cash flows or increases in attrition rates from estimates. To the extent the estimated cash flows exceed the carrying value, no impairment is necessary. If the estimated cash flows are less than the carrying value, an impairment charge is recorded. Refer to Note 5 for discussion of impairment recorded in 2016, 2015 and 2014.

The Company capitalizes software development costs and website development costs incurred in accordance with ASC 350-40, Internal Use Software. These costs include salaries and related employee benefits. Internally developed software and website development costs capitalized during 2016, 2015 and 2014 totaled $3,940,519, $2,627,132 and $3,019,956, respectively. Amortization of internally developed software and website development costs is recorded on a straight-line basis over an estimated useful life of three years. This useful life is consistent with the time period over which the Company believes it will obtain economic benefit for these assets. Amortization expense relating to these costs totaled $2,766,436, $2,591,185 and $1,798,432 in 2016, 2015 and 2014, respectively. The total unamortized development costs at December 31, 2016 and 2015 were $6,103,667 and $4,973,387, respectively.

Total intangible asset amortization expense was $20,578,530, $19,174,968 and $18,544,472 for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Receivables

Other receivables are primarily loans to independent contractors or sales organizations who board merchants onto the Company's system in order to fund the growth of these contractors’ businesses. Amounts are payable with interest to the Company. The term of these loans normally does not exceed two years and the loan agreements typically include certain performance covenants. Under the terms of the agreements, the Company preserves the right to hold residual payments due to the contractors in the event that the covenants are not met. In 2016, the Company wrote-off $337,888 of receivables from one independent contractor, which is recorded in general and administrative expense on the consolidated statements of operations and as agent advance forgiveness in the consolidated statements of cash flows. However, based on the provisions of these arrangements and historical experience, no reserve has been recorded for potential uncollectible amounts at December 31, 2016.

Stock-Based Compensation

The Company accounts for grants of stock options to employees in accordance with ASC 718, Compensation—Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock based payments issued to non-employees are recorded at their fair values, are revalued quarterly as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC 505, Equity.

The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The option pricing model requires the input of highly subjective assumptions, including the grant date fair value of the Company's common stock, expected volatility and risk-free interest rates. To determine the grant date fair value of FTS's common stock prior to the Merger, FTS engaged an outside consultant to prepare a valuation of the stock price on an annual basis, using information provided by management and information obtained from private and public sources. When an observable transaction occurred near the grant date of an option award, such as the purchase of treasury stock, FTS used the observable price to estimate the grant date fair value of the options. Subsequent to the Merger, the Company uses the closing market price of its common stock at the grant date. The Company uses an expected volatility based on the historical volatilities of a group of guideline companies and the "simplified" method for calculating the expected life of its stock options. Stock based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument. The risk free interest rates are obtained from publicly available U.S. Treasury yield curve rates.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes a valuation allowance if, based on the weight of available evidence regarding future taxable income, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Regarding the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, the Company follows a two-step process prescribed by GAAP. The first step for evaluating a tax position involves determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefits as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies any interest and penalties on tax liabilities on the consolidated statements of operations as components of other expenses.

Processing Liabilities

Processing liabilities primarily reflect the differences arising between the amounts the Company receives from the bankcard networks and the amounts funded to the Company’s merchants. Such differences arise from timing differences, merchant reserves and chargeback processing. Except for merchant reserves, the amounts are generally paid within two business days.

Disputes between a cardholder and a merchant periodically arise due to cardholder dissatisfaction with merchandise quality or a merchant’s services. These disputes may not be resolved in the merchant’s favor, and, in some cases, the transaction is “charged back” to the merchant. The purchase price is then refunded by the merchant to the cardholder through the respective card-issuing bank. However, in the case of merchant insolvency, bankruptcy or other nonpayment, the Company may be liable for any such charges disputed by cardholders. The Company maintains a deposit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants The merchant reserve balance as of December 31, 2016 and 2015 totaled $986,499 and $422,876, respectively.

Accounting for Preferred Stock

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

Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or the price paid to transfer a liability as of the measurement date. A three-tier, fair-value reporting hierarchy exists for disclosure of fair value measurements based on the observability of the inputs to the valuation of financial assets and liabilities. The three levels are:

Level 1 —	Quoted prices for identical instruments in active markets.
Level 2 —
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, processing assets and liabilities, residuals payable and settlement obligation approximated their fair values as of December 31, 2016 and 2015, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2016 and 2015, because interest rates on these instruments approximate market interest rates.

Business Combinations

Business acquisitions have been recorded using the acquisition method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. After the purchase price has been allocated, goodwill is recorded to the extent the consideration paid for the acquisition exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities.

The operating results of an acquisition are included in the Company's consolidated statements of operations from the date of such acquisition.

Related Parties

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-dealing markets may not exist. A description of related-party transactions is provided in Note 15.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued for potential recognition or disclosure.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. The Company elected to early adopt this guidance in 2016. As a result of adopting this ASU, the Company recognized excess tax benefits realized from the settlement and exercise of stock options as a component of income tax expense in the consolidated statements of operations, and within income tax cash flows as an operating activity in the consolidated statements of cash flows. The Company has elected to account for forfeitures in compensation cost as they occur, as permitted by this ASU.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this standard in 2016, and as a result, the debt issuance costs incurred in connection with the Merger are included as a reduction of the Company's long-term debt balance on the consolidated balance sheet as of December 31, 2016. The adoption of this standard did not impact the Company's consolidated balance sheet as of December 31, 2015.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the balance sheet classification of deferred income taxes under GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance can be applied on either a prospective or retrospective basis. The Company elected to early adopt this guidance and apply it on a prospective basis in 2015. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net long-term deferred tax liability in our consolidated balance sheet as of December 31, 2015 and 2016.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  For public companies, this ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows, with the intent of reducing diversity in practice. For public entities, ASU 2016-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented; however, entities may apply prospectively if retrospective application is impracticable. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”), which amends the existing accounting standards for revenue recognition. ASU 2014-9 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-9 will be effective for the Company beginning in its first quarter of 2018 and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-9: ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-8”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). We must adopt ASU 2016-8, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-9 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is in the process of determining the method of adoption and has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has not yet determined the effect of the adoption of this standard on its consolidated financial statements.

3. Acquisitions

During the years ended December 31, 2016, 2015 and 2014, the Company acquired the businesses and intangible assets described below:

Residual Buyouts

From time to time, the Company acquires future commission streams from new and existing sales agents in exchange for an up-front cash payment. For new sales agents, this results in an increase in overall gross volume to the Company, and new merchants from these agents which are boarded onto the Company's processing platforms. For existing sales agents, this results in a future decrease in other cost of services as the Company is no longer required to compensate the agent on the acquired merchants. The residual buyouts are treated as asset acquisitions, resulting in recording a residual buyout intangible asset at cost on the date of acquisition. These assets are generally amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are expected to be utilized over their estimated useful lives, ranging from one to eight years. The weighted-average amortization period for all residual buyouts is four years. Acquisition costs related to these transactions, which are typically immaterial in nature, are expensed as incurred and recorded in general and administrative expenses.

A summary of residual buyouts for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Cash payments	$9,528,500	$6,779,396	$4,672,000
Advance repayments	155,000	207,791	400,000
Contingent payments	—	—	120,844
Stock awards	—	—	11,094
Total consideration	$9,683,500	$6,987,187	$5,203,938

Business Combinations

FinTech Acquisition Corp.

Background and Summary

On the Closing Date, FinTech and FTS consummated the previously announced transactions contemplated by the Merger Agreement. The Merger Agreement provided for, among other things, the acquisition of FTS by FinTech pursuant to the Merger.  In connection with the Merger, FinTech paid cash consideration of approximately $179 million (including approximately $2 million of “Excess Cash” as defined in the Merger Agreement), and issued 15,162,470 shares of common stock and options to purchase 3,463,950 shares of common stock in exchange for the total issued and outstanding shares of common and preferred stock of FTS. The cash portion of the consideration was funded by a combination of cash held in trust by FinTech of $100 million, borrowings under a new $100 million first lien secured credit facility and a $40 million second lien secured credit facility (See “Note 6. Long-Term Debt—First Lien Facility” and “—Second Lien Facility”), and $42 million in gross proceeds from the private placements of preferred and common stock completed immediately prior to the Merger (See “—Series A Preferred Stock Offering” and “—Common Stock Offering”). Prior to the Closing Date, there were 13,733,333 shares of FinTech common stock outstanding and, in connection with the closing of the Merger, the Company redeemed 1,119,051 shares of its common stock at a redemption price of $10.01 per share pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $11,201,698. Immediately following the Merger, there were 1,500,000 shares of Series A Preferred Stock outstanding, 28,751,331 shares of common stock outstanding, outstanding warrants to purchase 10,300,000 shares of common stock and outstanding options to purchase 6,854,429 shares of common stock.

Series A Preferred Stock Offering

On the Closing Date, in connection with the partial financing of the Merger, the Company issued 1,500,000 shares of newly created Series A Preferred Stock (the “Preferred Stock”) and 480,544 shares of common stock (such shares of common stock, together with the Preferred Stock, the “Shares”) to Falcon Strategic Partners V, LP (“Series A Purchaser”) in a private placement pursuant to the Securities Purchase Agreement with the Series A Purchaser dated June 23, 2016. The Shares were sold to the Series A Purchaser in a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated by the SEC. The Company incurred fees of $570,397 in connection with issuing the Preferred Stock, which were recorded as a discount to the redeemable preferred stock on the consolidated balance sheet on the date the offering closed.

The aggregate purchase price for the Preferred Stock was $37.5 million, of which $30.0 million was used to pay a portion of the cash consideration for the Merger, to repay the Company's existing debt in connection with the Merger, to pay transaction expenses relating to the Merger and for general corporate purposes, and the remaining $7.5 million was placed in a separate account for use in funding the first two years of cash dividends on the Preferred Stock.

The Preferred Stock has an aggregate liquidation preference of $37.5 million plus all unpaid dividends. During the first two years following issuance, dividends accrue at a rate of 11.43% per annum, compounding quarterly, of which 10.0% will be payable in cash quarterly and 1.43% will accrue and be payable in connection with a redemption of the Preferred Stock or a Change of Control (as defined in the Certificate of Designation for the Preferred Stock). Thereafter, dividends accrue at 13.40% per annum, compounding quarterly, all of which will accrue and be payable in connection with a redemption of the Preferred Stock or a Change of Control.

The Preferred Stock is redeemable, at the Series A Purchaser’s option, beginning seven years following the date of issuance (the “Mandatory Redemption Date”) at a price equal to the then aggregate liquidation preference of the outstanding Preferred Stock. The Company has the right (the “Optional Redemption Right”) to redeem the Preferred Stock beginning three and a half years following the date of issuance. The redemption price (the "Redemption Price") will be 102% of the liquidation preference if the redemption occurs during the first redemption year, 101% of the liquidation preference if the redemption occurs during the second redemption year, and 100% of the liquidation value thereafter.

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

Registration Rights Agreement

On the Closing Date, FinTech entered into a registration rights agreement (the “Registration Rights Agreement”) with the FTS stockholders other than the executive officers of FTS, which provides registration rights with respect to the shares of the Company's common stock that were issued to such FTS stockholders as partial consideration under the Merger Agreement and other shares acquired prior to the Follow On Offering (as defined below). The Registration Rights Agreement requires that the Company consummate a secondary offering, which will be a registered underwritten public offering of shares of the Company's common stock held by CardConnect stockholders that elect to participate in such offering (the “Follow On Offering”), and that the Company file a shelf registration statement to register any shares of its common stock held by FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P (together, the “FTV Entities”). If such shelf registration statement becomes unavailable at any time, the FTV Entities will have certain demand and piggyback registration rights, subject to customary underwriter cutbacks and issuer blackout periods. The Company is required to pay customary fees and expenses relating to registrations under the Registration Rights Agreement.

Vanco Payment Solutions, Inc.

On October 31, 2015, the Company purchased certain assets and assumed certain liabilities of Vanco Payment Solutions, Inc. (“Vanco”) for cash consideration of $24,000,000. The Company expensed $203,529 of acquisition costs associated with this transaction, which were recorded as general and administrative expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

The allocation of the Vanco purchase price and the estimated fair market values of the Vanco assets acquired and liabilities assumed are as follows:

Restricted cash	$1,345,370
Other receivables	25,241
Merchant relationships	8,820,000
Agent relationships	6,080,000
Noncompete agreements	340,000
Goodwill	8,760,000
Total assets acquired	$25,370,611

Processing liabilities	1,370,611
Net assets acquired	$24,000,000

The goodwill associated with the acquisition is deductible for tax purposes. The merchant relationship intangible asset has an estimated amortization period of seven years. The agent relationship intangible asset has an estimated amortization period of eleven years. The noncompete agreement has an estimated amortization period of five years. The weighted-average amortization period for all intangibles acquired is nine years.

The assets the Company purchased and liabilities assumed from Vanco did not represent a stand-alone entity. Vanco has never had separate audited financial statements prepared for these assets and liabilities, and distinct accounts needed to present the full financial statements of the portion of Vanco acquired by the Company have not been maintained. Therefore, the Company concluded it was impracticable to disclose pro forma revenue and earnings for the years ended December 31, 2015 and 2014, in accordance with ASC 805, Business Combinations.

Marathon Solutions, Inc.

On July 13, 2012, the Company acquired Marathon Solutions, Inc. The transaction included contingent consideration with an estimated fair value of $4,188,361 which was accrued on the acquisition date and is payable based upon operational performance during the first, second and third 12 month periods after closing. In 2013, the Company paid $4,683,409 in contingent consideration. On September 19, 2013, the asset purchase agreement was amended, which modified the terms of the potential contingent consideration to be paid in 2014 and 2015. As a result, the Company accrued a contingent liability with an estimated fair value of $2,476,410 on the amendment date. In 2014, the Company paid $255,518 in contingent consideration. On December 1, 2014, the asset purchase agreement was amended, which eliminated the potential contingent consideration for the third 12 month period after closing. As a result, the Company reduced its contingent liability by $2,220,892, which is included in operating expenses on the Consolidated Statements of Operations for the year ended December 31, 2014. No contingent consideration was payable as of December 31, 2016 and 2015.

Dependable Payment Processing, Inc./Discount Payment Processing, Inc.

On November 26, 2012, the Company acquired Dependable Payment Processing, Inc. and Discount Payment Processing, Inc. (collectively, “DPP”). The transaction included contingent consideration with an estimated fair value of $4,588,337, which was accrued on the acquisition date and payable based upon operational performance during the first and second 12 month periods after closing. At December 31, 2013, the Company re-evaluated the expected operational performance of DPP and, as a result, reduced its contingent liability by $2,996,008. In 2014, the Company paid $909,075 in contingent consideration earned for the first 12 month period after closing. In 2014, contingent consideration of$3,675,000 was earned for the second 12 month period after closing, of which $2,991,747 was included in operating expenses on the consolidated statements of operations. The contingent consideration was paid in February of 2015 and no contingent consideration was payable as of December 31, 2016 and 2015.

4. Property and Equipment

A summary of property and equipment, net as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Leasehold improvements	$3,341,700	$3,195,291
Equipment	429,416	409,601
Leasing equipment	777,804	777,804
Computer hardware and software	3,978,697	3,140,243
Furniture and fixtures	1,771,492	1,573,542
	10,299,109	9,096,481
Less accumulated depreciation	(4,707,847)	(2,987,472)
Total property and equipment, net	$5,591,262	$6,109,009

Depreciation expense was $1,745,160 , $1,187,567 and $870,136 for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of December 31, 2016:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Residual buyouts	$47,386,859	$(30,989,047)	$16,397,812	1 to 18 years – proportional cash flow
Employment agreement	5,815,000	(5,138,096)	676,904	1 to 6 years – proportional cash flow
Trade name	1,079,100	(973,182)	105,918	5 years – proportional cash flow
Merchant relationships	34,863,500	(24,096,301)	10,767,199	5 to 13 years – proportional cash flow
Agent relationships	28,835,000	(12,144,508)	16,690,492	10 to 13 years – proportional cash flow
Service contract	18,600,000	(14,479,042)	4,120,958	1 to 4 years – proportional cash flow
Internally developed software	9,507,571	(3,510,576)	5,996,995	1 to 4 years – straight line
Technology	2,881,700	(1,729,134)	1,152,566	4 to 6 years – proportional cash flow
Website development	143,861	(37,189)	106,672	1 to 3 years – straight line
Total finite-lived intangible assets	149,112,591	(93,097,075)	56,015,516

Indefinite-lived intangible assets:
Goodwill	40,241,161	—	40,241,161
Total identifiable intangible assets and goodwill	$189,353,752	$(93,097,075)	$96,256,677

Refer to Note 2 for discussion of the amortization method of finite-lived intangible assets.

Intangible assets and goodwill consisted of the following as of December 31, 2015:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Residual buyouts	$37,703,359	$(25,017,382)	$12,685,977	1 to 14 years – proportional cash flow
Employment agreement	5,815,000	(4,002,952)	1,812,048	1 to 7 years – proportional cash flow
Trade name	1,079,100	(940,787)	138,313	6 years – proportional cash flow
Merchant relationships	34,863,500	(19,046,022)	15,817,478	6 to 14 years – proportional cash flow
Agent relationships	28,835,000	(9,367,772)	19,467,228	11 to 14 years – proportional cash flow
Service contract	18,600,000	(12,009,413)	6,590,587	1 to 5 years – proportional cash flow
Internally developed software	8,122,872	(3,247,935)	4,874,937	1 to 4 years – straight line
Technology	2,881,700	(1,352,886)	1,528,814	5 to 7 years – proportional cash flow
Website development	547,008	(448,558)	98,450	2 to 3 years – straight line
Total finite-lived intangible assets	138,447,539	(75,433,707)	63,013,832

Indefinite-lived intangible assets:
Goodwill	40,241,161	—	40,241,161
Total identifiable intangible assets and goodwill	$178,688,700	$(75,433,707)	$103,254,993

At December 31, 2016, 2015 and 2014, the Company evaluated the expected remaining cash flows of the residual buyouts and recorded an impairment of $0, $0 and $25,731, respectively. In 2016 the Company disposed of $2,436,330 of fully-amortized internally developed software intangible assets and $478,033 of fully-amortized website development intangible assets. In 2016, the Company also disposed of $43,805 of capitalized internally developed software costs due to the projects being terminated by the Company. The Company recognized a $43,805 loss on the disposal of the terminated projects for the year ended December 31, 2016.

At December 31, 2016, the estimated future amortization expense of aggregate finite-lived intangible assets is as follows:

Years ending December 31:
2017	$16,725,394
2018	13,381,060
2019	9,200,368
2020	5,670,920
2021	4,053,842
Thereafter	6,983,932
$56,015,516

The change in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014, is as follows:

Balance at January 1, 2014	$31,481,161
Acquisitions	—
Balance at December 31, 2014	31,481,161
Acquisitions	8,760,000
Balance at December 31, 2015	40,241,161
Acquisitions	—
Balance at December 31, 2016	$40,241,161

6. Long-Term Debt

The Company’s long-term debt at December 31, 2016 and December 31, 2015, consisted of the following:

	December 31, 2016	December 31, 2015
Credit facility:
2016 First lien term credit facility, net of $3,828,939 of deferred financing costs	$94,171,061	$—
2016 Second lien term credit facility, net of $1,740,247 of deferred financing costs	38,259,753	—
2012 Revolving credit facility	—	59,964,989
Total debt	132,430,814	59,964,989
Less current portion	4,250,000	—
Total long-term debt	$128,180,814	$59,964,989

Prior Year Credit Facility

In connection with the Merger, on the Closing Date, FTS repaid the outstanding balance of $57,964,989 under its 2012 revolving credit facility and terminated the facility.

New Credit Facilities

In connection with the Merger, on the Closing Date, the Company, through Merger Sub, entered into a credit agreement with BMO Harris Bank N.A. (“BMO”), as administrative agent, for a first lien credit facility (the “First Lien Facility”), and entered into a second lien credit agreement with Babson Capital Finance LLC, also acting as administrative agent, for a second lien term loan facility (the “Second Lien Facility”). Each facility is guaranteed by the Company and its two indirect wholly-owned subsidiaries, CardConnect, LLC and Princeton Payment Solutions, LLC, and secured by a pledge of all of the assets of the Company and its subsidiaries. The Company capitalized debt issuance costs of $6,047,141 in connection with the credit agreements, which will be amortized to interest expense over the term of the credit agreements. The capitalized debt issuance costs are reported as contra-liabilities and are presented net against the long-term debt on the consolidated balance sheets. Amortization of debt issuance costs was $477,955 for the year ended December 31, 2016.

First Lien Credit Facility

The First Lien Facility consists of a $30 million senior secured first lien revolving credit facility, with a $10 million sublimit for issuance of standby letters of credit and a $5 million sublimit for swingline loans, and a $100 million senior secured first lien term credit facility. The Company may increase the First Lien Facility by up to $35 million (less amounts obtained from the related expansion feature under the Second Lien Facility), subject to customary restrictions and conditions. The First Lien Facility matures on July 29, 2021 and bears interest at rates based either on the three-month London Interbank Offered Rate, or LIBOR, plus a margin of between 2.00% and 3.50%, or, at the Company’s option, BMO’s base rate plus a margin of between 1.00% and 2.50%, with the margin in each case depending upon consolidated total net leverage ratios (described below). The term loan portion of the First Lien Facility will amortize $1.25 million per quarter beginning with the quarter ending December 31, 2016 through the quarter ending September 30, 2018; thereafter $1.875 million per quarter through the quarter ending September 30, 2020; and finally $2.5 million per quarter through the quarter ending June 30, 2021. At December 31, 2016, the interest rate on the outstanding balance of the first lien term credit facility was 4.11%. There were no draws on the first lien revolving credit facility during 2016.

The Company may prepay the First Lien Facility, without premium. The First Lien Facility requires mandatory prepayments, without premium, in the following amounts:

•
100% of the net cash proceeds of (i) sales of assets not in the ordinary course of business, (ii) sales of debt securities, and (iii) casualty or condemnation events (subject to specified thresholds and exceptions, including permitted reinvestment periods); and

•
75% of “Excess Cash Flow,” as defined in the first lien credit agreement, with a reduction to 50% if the total net leverage ratio for the fiscal year is 3.00 to 1.00, and a reduction to 25% if such ratio is 2.50 to 1.00.

Second Lien Credit Facility

The Second Lien Facility consists of a $40 million senior secured second lien term loan which has a $35 million expansion feature similar to, and coordinated with, the expansion feature of the First Lien Facility such that the maximum aggregate expansion for both such financings cannot exceed $35 million. The Second Lien Facility matures on July 29, 2022 and bears interest at LIBOR plus 9.50% (with a LIBOR floor of 1.00%) or, at the Company’s option, the base rate (generally, the Wall Street Journal “prime rate”) plus 8.50% (with a base rate floor of 2.00%). The Second Lien Facility does not amortize and may not be prepaid prior to the payment in full of the First Lien Facility, notwithstanding the foregoing, the Company is permitted to make payments under the Second Lien Facility out of the “available amount” (as defined under the First Lien Facility). If voluntary prepayments (in addition to those allowed to be made from the available amount) become permitted (following payment of the First Lien Facility in full), there will be a prepayment fee of 2% of the outstanding loan amount during the first loan year, 1% of the outstanding loan amount in the second loan year and no prepayment fee thereafter. Mandatory prepayments are the same as under the First Lien Facility but are conditioned on the prior repayment in full of the First Lien Facility. At December 31, 2016, the interest rate on the outstanding balance of the Second Lien Facility was 10.50%.

On November 2, 2016, the Company entered into Amendment No. 1 to the Company’s First Lien Facility and Amendment No. 1 to the Company’s Second Lien Facility. These amendments permit the Company to repurchase up to $2.5 million of the Company’s outstanding warrants on the terms set forth in such amendments.

Covenants

Pursuant to its First and Second Lien Credit Facilities, the Company is required to comply with certain financial and operating covenants, which it was in compliance with at December 31, 2016. The Company is also required to provide audited financial statements to the lenders within 90 days after the end of each fiscal year.

7. Stockholders' Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company's common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Holders of the Company's common stock have no preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Company's common stock. If the Company liquidates, dissolves or winds up, stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share from time to time in one or more series. The Company's Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions, applicable to the shares of each series. As of December 31, 2016, there were 1,500,000 shares of preferred stock designated as Series A Preferred Stock.

As of December 31, 2016, there were no shares of preferred stock issued or outstanding other than the Series A Preferred Stock issued to the Series A Purchaser as described in Note 3. The amount of cumulative dividends in arrears on the Series A Preferred Stock was $229,736 at December 31, 2016, which are included in the balance of the redeemable Series A Preferred Stock on the consolidated balance sheets.

The Series A Preferred Stock is non-voting, although it has rights to consent to certain actions the Company may take. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share of Preferred Stock equal to the Preferred Stock Accreted Value, plus any Cash Accruing Dividends accrued but unpaid (whether or not declared) and any interest accrued but unpaid on any unpaid Cash Accruing Dividends, together with any other dividends declared but unpaid. If upon any such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Preferred Stock the full amount to which they shall be entitled, the holders of shares of Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Warrants

Prior to the Merger, there were outstanding warrants to purchase an aggregate of 10,300,000 shares of FinTech’s common stock. Following the Merger, these warrants remain outstanding and each warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $12.00 per share and will expire on July 29, 2021, or earlier upon liquidation by the Company. The Company may redeem the outstanding warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period.

FTS Holding Corporation 2010 Stock Option Plan

On September 15, 2010, FTS's Board of Directors approved the FTS Holding Corporation 2010 Stock Option Plan (the "2010 Plan"). Under the 2010 Plan, FTS was authorized to issue up to 5,200,000 shares and 5,165,000 stock options were outstanding immediately prior to the Merger. In connection with the Merger, on the Closing Date all outstanding unvested stock options issued under the 2010 Plan became fully vested and all vested stock options were then immediately settled for $9,716,492 of cash, which is included in distribution to former stockholders in connection with reverse merger on the consolidated statements of stockholders' equity, and options to purchase 3,463,950 shares of common stock of the Company. The actual tax benefit realized for the tax deductions from options settled was $2,435,074. For the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense of $3,054,066, $1,886,523 and $1,907,702, respectively, under the 2010 Plan. The year ended December 31, 2016 included $2,107,911 of remaining unrecognized compensation expense related to the accelerated vesting of FTS stock options on the Closing Date. No stock options under the 2010 Plan remain available for issuance at December 31, 2016.

CardConnect Corp. 2016 Omnibus Equity Compensation Plan

In connection with the Merger, on the Closing Date the Company’s stockholders approved the CardConnect Corp. 2016 Omnibus Equity Compensation Plan (the “2016 Plan”), which authorized 3,796,296 shares for issuance. On October 28, 2016, the Company’s stockholders approved an amendment and restatement of the 2016 Plan that authorized an additional 1,000,000 shares of common stock for issuance. As of December 31, 2016, there were 4,796,296 shares authorized and 422 shares available for issuance under the 2016 Plan.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2016 Plan vest in four equal installments over four years. For the year ended December 31, 2016, the Company recognized compensation expense of $1,818,049 under the 2016 Plan. As of December 31, 2016, unrecognized compensation expense of $18,019,148 is expected to be recognized over a weighted-average period of 3.9 years.

The weighted-average assumptions used and fair value of options are as follows:

	December 31,
	2016	2015	2014
Risk-free interest rate	1.30%	1.56%	1.78%
Expected dividend yield	—	—	—
Expected volatility	40.9%	36.1%	42.1%
Expected life in years	6.25	6.25	6.25
Fair value	$4.34	$4.29	$2.75

Stock option activity for the years ended 2014, 2015 and 2016 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term (Years)
Outstanding at January 1, 2014	4,697,500	$3.66	7.92
Granted	270,000	4.84	9.87
Forfeited	(37,000)	4.55	0
Outstanding at December 31, 2014	4,930,500	$3.72	7.17
Granted	370,500	5.70	9.75
Forfeited	(101,000)	4.73	0
Outstanding at December 31, 2015	5,200,000	3.72	7.17
Exchanged	(1,701,050)	3.83	0
Granted	4,566,908	10.46	9.64
Forfeited	(7,969)	4.73	0
Exercised	(124,470)	4.68	0
Outstanding at December 31, 2016	7,933,419	$7.63	7.76

Exercisable at December 31, 2016	3,371,511	$3.81	5.22

For the year ended December 31, 2016, the total intrinsic value of options exercised was $814,519. As of December 31, 2016, options outstanding had an aggregate intrinsic value of $40,192,223. As of December 31, 2016, options exercisable had an intrinsic value of $29,979,522.

For the year ended December 31, 2016, cash received from option exercises was $582,370 and the actual tax benefit realized for the tax deductions from options exercised was $194,837.

Activity in non-vested shares as of December 31, 2014, 2015 and 2016 was as follows:

Non-vested Shares	Options	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	2,240,443	$1.85
Granted	270,000	2.75
Vested	(1,031,445)	1.77
Forfeited	(37,000)	1.99
Non-vested at December 31, 2014	1,441,998	2.20
Granted	370,500	4.29
Vested	(700,534)	2.42
Forfeited	(101,000)	5.06
Non-vested at December 31, 2015	1,010,964	3.09
Granted	4,566,908	4.34
Vested	(1,007,995)	3.09
Forfeited	(7,969)	2.04
Non-vested at December 31, 2016	4,561,908	$3.09

Restricted Stock

The 2016 Plan provides for the issuance of restricted stock awards to the Company's directs and employees. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. The fair value of restricted stock is equal to the fair value of the Company's common stock on the grant date. The restricted stock issued to the Company's directors vests on the earlier of (i) one day prior to the next regularly scheduled annual shareholders meeting, or (ii) one year from the grant date. The restricted stock issued to the Company's employees vests in four equal installments over four years. As of December 31, 2016, 233,966 shares of restricted stock were issued and the Company recognized compensation expense of $164,230 for the year ended December 31, 2016. As of December 31, 2016, unrecognized compensation expense for the restricted stock of $2,160,623 is expected to be recognized over a weighted-average period of 3.8 years.

8. Defined Contribution Plan

The Company established a defined contribution savings plan covering substantially all of the Company’s employees. The plan provides tax-deferred amounts for each participant, consisting of employee elective contributions, employer matching and discretionary employer contributions. Total expense recognized in connection the plan for the years ended December 31, 2016, 2015 and 2014 was $432,448, $320,120 and $350,519, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

9. Preferred Stock

FTS Series A Convertible Preferred Stock

FTS’s Articles of Incorporation authorized the issuance of 20,365,000 shares of $.0001 par value Series A Convertible Preferred Stock. The holders of FTS's Series A Convertible Preferred Stock were entitled to receive dividends, as and if declared by the Board of Directors. Dividends on each share of FTS's Series A Convertible Preferred Stock accrued on a daily basis at an annual rate of 8%, compounded and accumulated quarterly from the date of issuance, on the Series A liquidation value plus all accumulated and unpaid dividends.

The FTS Series A Convertible Preferred Stock was convertible into common stock. The conversion rate was determined by multiplying the number of shares to be converted by the Series A liquidation value ($2.387) and dividing that result by the Series A conversion price then in effect determined in accordance with FTS’s Articles of Incorporation. The outstanding shares of FTS's Series A Convertible Stock were exchanged in connection with the Merger and no shares are available for issuance as of December 31, 2016.

CardConnect Corp. Preferred Stock

On the Closing Date, in connection with the Merger, the Company issued 1,500,000 shares of Series A Preferred Stock as described in Note 3.

10. Treasury Stock

During 2015, FTS purchased 540,000 outstanding shares of common stock from a related party for $2,700,000 (see Note 15). The transaction was accounted for under the cost method. In connection with the Merger, FTS canceled 681,538 shares of treasury stock on the Closing Date.

11. Earnings (Loss) per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to the Company’s common shareholders for period by the weighted average number of common shares outstanding for the period. In computing dilutive (loss) earnings per share, basic (loss) earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, restricted stock and warrants.

Below are basic and diluted net (loss) earnings per share for the periods indicated (amounts in thousands except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net (loss) income	$(16,143,769)	$1,172,484	$(12,010,901)
Less: Preferred stock dividends	(1,833,903)	—	—
Net (loss) income available for common stockholders	$(17,977,672)	$1,172,484	$(12,010,901)
Denominator:
Weighted-average common shares outstanding – basic	20,906,638	15,189,788	15,425,903
Dilutive effect of stock options	—	1,584,287	—
Weighted-average common shares outstanding - diluted	20,906,638	16,774,075	15,425,903
Net (loss) income per share available for common stockholders - basic	$(0.86)	$0.08	$(0.78)
Net (loss) income per share available for common stockholders - diluted	$(0.86)	$0.07	$(0.78)

Antidilutive options, unvested restricted stock awards and warrants excluded from the computations	15,952,567	—	967,903

12. Income Taxes

The provision for income taxes and liabilities for the years ended December 31, 2016 and 2015, included the following:

	2016	2015
Current:
Federal	$(2,218,975)	$1,428,089
State	38,681	256,845
Total current	(2,180,294)	1,684,934

Deferred:
Federal	749,613	(238,993)
State	40,014	(62,164)
Total deferred	789,627	(301,157)
Total	$(1,390,667)	$1,383,777

A reconciliation of U.S. income tax computed at the statutory rate and to the effective tax rate for the year ended December 31, 2016, is as follows:

Statutory rate:	35.00%
Increase (decrease) in taxes resulting from the following:
State income taxes net of federal tax benefit	1.31
Deferred tax adjustments	(1.16)
Nondeductible expenses	(5.64)
Valuation allowance	(22.26)
Other	0.68
Total	7.93%

The net deferred tax liability was comprised of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Finite-lived intangible assets	$10,744,080	$9,714,314
Stock-based compensation	3,008,821	2,711,579
Reserves and other accrued expenses	1,032,995	708,768
Net operating loss	3,701,597	—
Other	557,010	69,333
Gross deferred tax assets	19,044,503	13,203,994
Valuation allowance	(15,981,476)	(10,458,857)

Deferred tax liabilities:
Finite-lived intangible assets	(2,265,215)	(1,857,212)
Indefinite-lived intangible assets	(2,576,843)	(1,787,215)
Depreciation	(797,812)	(887,926)
Gross deferred tax liabilities	(5,639,870)	(4,532,353)
Net deferred tax liability	$(2,576,843)	$(1,787,216)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, a valuation allowance of $15,981,476 and $10,458,857, respectively, has been recorded.

The Company has federal net operating loss carryforwards of $9,415,064, which will expire between 2034 and 2036.  In addition, the Company has pretax state net operating loss carryforwards of $8,012,432, which will expire between 2023 and 2036. The Company also has federal research and development credits of $327,887 and a Pennsylvania research and development credit of $34,713 that will expire in 2036 and 2031, respectively. Certain tax attributes are subject to an annual limitation as a result of the Merger, which constitutes a change of ownership as defined under Internal Revenue Code Section 382. The Company has a full valuation allowance recorded against all net operating losses and credits associated with the jurisdictions in which it operates.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 clarifies the accounting and reporting for uncertainties in income tax law by prescribing a comprehensive model for the financial statement recognition, measurement, presentations, and disclosure for uncertain tax positions taken or expected to be taken in income tax returns.

The liability for total gross unrecognized tax benefits was $183,118, $221,584 and $116,258 of which $119,026, $144,029 and $75,568 as of December 31, 2016, 2015 and 2014, respectively, would affect the Company’s effective tax rate. The Company does not expect any significant changes within the next twelve months in its unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 is as follows:

	December 31,
	2016	2015	2014
Beginning of year balance	$221,584	$116,258	$94,591
Increases in prior period tax positions	—	—	—
Decreases in prior period tax positions	(13,601)	(3,213)	(32,413)
Increases in current period tax positions	—	108,539	54,080
Decreases relating to settlements	(24,865)	—	—
Decreases relating to statutes of limitations	—	—	—
End of year balance	$183,118	$221,584	$116,258

The Company records interest as a component of income tax expense. The Company’s income tax provision included $48,309 of expense (net of a federal tax benefit of $9,235), $6,379 of expense (net of a federal tax benefit of $3,796) and $3,505 of expense (net of a federal tax benefit of $2,091) related to interest and penalties for the years ended December 31, 2016, 2015 and 2014, respectively. Such expense brought the balance of accrued interest to $64,080, $15,771 and $5,596 at December 31, 2016, 2015 and 2014, respectively.

The Company files a U.S. federal income tax return along with various state income tax returns. As the statute of limitations for the Company's U.S. federal income tax return is three years, the federal tax return is subject to examination for periods 2013 and after. The statute of limitations for the Company's state income tax returns is generally three to four years; as such, the state income tax returns may be subject to examination for periods 2012 and after.

13. Lease Obligations

The Company leases office equipment and office space under operating agreements expiring through 2023. Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement. Substantially all of the leases require the Company to pay maintenance, insurance, and property taxes. Future minimum lease payments for all non-cancelable leases as of December 31, 2016 were as follows:

Years ending December 31:
2017	$1,709,284
2018	1,740,587
2019	1,647,248
2020	1,620,416
2021	1,659,409
Thereafter	3,439,881
$11,816,825

Rental expense charged to operations for leased facilities and office equipment was $1,978,604, $1,885,091 and $1,823,798 for the years ended December 31, 2016, 2015 and 2014, respectively. Sublease rental income for leased facilities was $686,097, $129,520 and $87,600 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, minimum rentals to be received in the future under non-cancelable subleases were $4,056,467, and will cease in 2023.

The Company vacated its leased premises at Canonsburg, PA on February 14, 2014, in connection with the transition, employment and general release agreement disclosed in Note 14. The Company accounted for its “Cease-Use Liability” in accordance with ASC 420 — Exit or Disposal Cost Obligations.

14. Commitments and Contingencies

The Company is party to a contract with First Data Merchant Services Corporation (“FDMS”), under which FDMS provides services related to transaction processing and transmittal, transaction authorization, and data capture and access to reporting tools. The contract expires on December 31, 2021, with successive renewal options of two years. The Company is required to pay minimum services fees equal to 70% of the prior year’s services fees paid to FDMS. The minimum services fees to be paid to FDMS in 2017 is $9,283,439. Approximately 91% of the Company’s revenues are processed by FDMS.

The Company is party to a contract with TSYS Acquiring Solutions, LLC (“TSYS”), under which TSYS provides merchant authorization, accounting and clearing services. The contract expires on October 31, 2020, with successive renewal options of two years. The Company is required to pay minimum services fees each month of the contract equal to the greater of the contractually agreed upon amount for each processing year or 70% of the average monthly volume over the last three months of the prior processing year. The minimum services fees to be paid to TSYS in 2017, 2018, 2019 and 2020 are $1,219,155, $1,350,000, $1,550,000 and $1,500,000, respectively. In consideration of the Company executing the contract, TSYS provided the Company with a one-time signing incentive in the amount of $250,000. The Company amortizes the signing incentive as a reduction of cost of services over the contract term of five years.

The Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business. the Company has considered all such ordinary course legal proceedings in formulating its disclosures and assessments. In the opinion of the Company, based on consultations with outside counsel, material losses are not considered reasonably possible in connection with these ordinary course legal proceedings.

15. Related-Party Transactions

On February 14, 2014, the Company entered into a transition, employment and general release agreement with its then Chief Executive Officer (the “Executive”). Under the terms of the agreement, the Executive resigned his positions as Chief Executive Officer of FTS Holding Corporation and Financial Transaction Services, LLC, and was appointed Non-Executive Chairman of the Board of FTS Holding Corporation. The Company and the Executive entered into an amended and restated employment agreement where the Executive’s employment was transferred from Financial Transaction Services, LLC to FTS Holding Corporation for consideration of $1,000,000, which was paid in February, 2014. The Executive received additional payments of $500,000 each in June and September, 2014, and a payment of $950,000 in December, 2014. The Company was also required to make donations to two organizations, totaling $250,000, which were paid in January, 2014, and are included in general and administrative expense in the consolidated statements of operations. No amounts were due to the Executive as of December 31, 2016 and 2015.

On March 21, 2013, the Executive was provided a line of credit by the Company in the amount of $1.5 million. The line of credit has a maturity date of (i) the earlier of March 31, 2018, and (ii) the date of sale of the Company. The line of credit is subject to an interest rate of the greater of 2.0% or an applicable federal rate. On June 18, 2013, the line of credit provided to the Executive was amended to increase the principal amount to $1.7 million. On September 25, 2013, the Company provided a non-negotiable promissory note to the Executive in the amount $2,000,000. The note had an original maturity date of the earlier of (i) three business days prior to the date the Company sells all or substantially all of its assets, merges or is otherwise acquired or (ii) June 30, 2015. In connection with the transition, employment and general release agreement, the maturity date was amended to the earlier of (i) the date the Company sells all or substantially all of its assets, merges or is otherwise acquired and (ii) March 31, 2018. In connection with the Merger, the total outstanding balance of $2,450,000 was repaid to the Company on the Closing Date.

On February 26 2015, the Company purchased 540,000 outstanding shares of common stock from the Executive for $2,700,000.

On May 9, 2013, the then President, and current Chief Executive Officer (the “CEO”), of the Company was provided a non-negotiable promissory note by the Company in the amount of $500,000. The note has a maturity date of (i) the earlier of March 31, 2018, and (ii) the date of sale of the Company. The note is subject to an interest rate of the greater of 2.0% or an applicable federal rate. On June 12, 2013, the note was amended to increase the principal amount to $650,000. On July 7, 2014, the note was amended to increase the principal amount to $950,000. On June 11, 2015, the note was amended to increase the principal amount to $1,250,000. In connection with the Merger, the outstanding balance of $1,250,000 was repaid to the Company on the Closing Date.

As of December 31, 2016 and 2015, the outstanding principal balance of these loans was $0 and $3,700,000, respectively, and is classified as long-term related-party receivables on the consolidated balance sheets.

On October 13, 2014, the Company entered into an independent contractor agreement with a sales agent who is a related party. In connection with the agreement, the Company provided a $200,000 revolving line of credit note to the sales agent. The sales agent may draw down a maximum of $15,000 per month for the time period of 12 months after the effective date. The note matures in November, 2018, and is subject to an interest rate of 5.0%, which begins accruing one year after the effective date of the note. Payments commence 25 months after the effective date of the note and the outstanding balance will be paid in 24 monthly installments. If certain performance targets are met within 24 months of the effective date, either 50% or 100% of the outstanding loan balance shall be forgiven. On September 30, 2016, the Company entered into a residual buyout agreement with the sales agent. Total consideration under the agreement was $115,500, of which $40,500 was paid in cash to the sales agent and $75,000 reduced the balance of the revolving line of credit. On October 18, 2016, the note was amended to defer the interest accrual and first payment until March 1, 2017. The amendment also extended the maturity date to April 1, 2019. As of December 31, 2016 and 2015, the outstanding loan balance was $200,000 and $170,000, respectively.

On January 16, 2013, the Company entered into an independent contractor agreement with a sales agent who is a related party. In connection with the agreement, the Company provided a $250,000 revolving line of credit note to the sales agent at an interest rate of 5.0%, which began accruing one year after the effective date of the note. Payments were to commence 19 months after the effective date of the note and the outstanding balance was to be paid in 24 monthly installments. If certain performance targets were met, either 50% or 100% of the outstanding loan balance shall be forgiven. On May 9, 2014, the note was amended to extend the repayment to 25 months after the effective date of the original note. As of December 31, 2014, the outstanding loan balance was $237,693 and the Company accrued a reserve of $125,000 as the sales agent was expected to achieve the performance target to forgive 50% of the outstanding balance. During 2015, $125,000 of the outstanding balance was forgiven and the remaining balance was repaid, primarily through a residual buyout. During 2015, the Company entered into residual buyout agreements with the independent contractor. Total consideration under these agreements was $560,000, of which $352,209 was paid in cash to the independent contractor and $207,791 repaid all outstanding loan balances. The note matured in August 2016.

On January 22, 2008, the Company entered into an independent contractor agreement with a sales agent who is a related party. For the years ended December 31, 2016, 2015 and 2014, the Company recognized commission expense of $293,768, $184,682 and $109,572, respectively. As of December 31, 2016 and 2015, residuals payable to the sales agent were $73,358 and $24,951, respectively.

In connection with the Company relocating its corporate headquarters during 2012, the Company provided certain employees with loans to assist with the purchase of new residences. Interest on the loans accrues semi-annually on the unpaid principal balance at the then-applicable Federal Short-Term Rate. The loans are being forgiven by the Company in 36 equal monthly installments beginning the first month following the funding date. If the Company terminates the employee without cause, then the outstanding principal amount and any unpaid interest accrued will be forgiven. If the Company terminates the employee with cause, or the employee voluntarily terminates his/her employment, then the outstanding principal amount and any unpaid interest accrued shall become due immediately. As of December 31, 2016 and 2015, the outstanding principal balance of these loans was $0 and $116,887, respectively, and is classified as related-party receivables on the consolidated balance sheets. The balance of relocation loans forgiven was $0, $152,583 and $351,550 for the years ended December 31, 2016, 2015 and 2014, respectively. No relocation loans were provided to the Company employees during 2016 and 2015 under this program.

The Company also provides relocation loans to its employees on an as-needed basis, primarily to assist with the relocation from one office location to another. As of December 31, 2016 and 2015, the outstanding principal balance of these loans was $89,645 and $0, respectively, and is classified as related-party receivables on the consolidated balance sheets. The balance of relocation loans forgiven was $220,355, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

On March 6, 2012, the Company entered into Management Carve-Out Agreements with certain of its executive officers providing for payments to such executives upon a change in control. Pursuant to the agreement, the Company's CEO, Chief Operating Officer, Executive Vice President of Sales and a Company director received $1,250,000, $329,150, $254,240 and $5,505,000, respectively, upon closing of the Merger. The payments are included in general and administrative expense on the consolidated statements of operations.

The Company relies on Trustwave Holdings, Inc. (“Trustwave”) to provide certain PCI compliance services. A non-executive director of FTS and of the Company is also a non-executive director of Trustwave. For the years ended December 31, 2016, 2015 and 2014, the Company recorded expenses of $912,299, $647,302 and $632,626, respectively, for these services. At December 31, 2016 and 2015, amounts due to Trustwave totaled $(865) and $128,655, respectively.

16. Segments

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

	Year Ended December 31,
	2016	2015	2014
Revenue
Merchant Acquiring Services	$582,157,399	$453,286,973	$387,329,552
Other	7,162,504	5,360,967	2,655,221
	$589,319,903	$458,647,940	$389,984,773

Cost of services (exclusive of depreciation and amortization)
Merchant Acquiring Services	$521,278,623	$407,162,016	$345,813,559
Other	2,459,794	1,915,772	128,950
	$523,738,417	$409,077,788	$345,942,509

General and administrative
Merchant Acquiring Services	$28,685,967	$19,771,303	$17,985,762
Other	26,617,123	5,549,203	7,950,641
	55,303,090	25,320,506	25,936,403

Depreciation expense
Merchant Acquiring Services	$1,588,654	$965,446	$643,358
Other	156,506	222,121	226,778
	$1,745,160	$1,187,567	$870,136

Amortization expense
Merchant Acquiring Services	$20,386,431	$18,945,882	$18,315,386
Other	192,099	229,086	229,086
	$20,578,530	$19,174,968	$18,544,472

Interest expense, net
Merchant Acquiring Services	$5,124,657	$1,249,526	$1,187,103
Other	—	—	—
	$5,124,657	$1,249,526	$1,187,103

Income/(loss) from operations
Merchant Acquiring Services	$10,217,724	$6,442,326	$3,800,633
Other	(22,263,018)	(2,555,215)	(5,880,234)
	$(12,045,294)	$3,887,111	$(2,079,601)

	As of December 31,
	2016	2015
Assets
Merchant Acquiring Services	$161,638,414	$140,164,642
Other	6,210,109	5,746,976
	$167,848,523	$145,911,618

Goodwill
Merchant Acquiring Services	$38,604,607	$38,604,607
Other	1,636,554	1,636,554
	$40,241,161	$40,241,161

17. Subsequent Events

On February 15, 2017, the Company entered into the Fifth Amendment to the Amended and Restated Merchant Program Processing Agreement (the "Amendment") with FDMS. Under the terms of the Amendment and in exchange for a cash payment of $4,500,000, certain contract terms were modified, which included reductions in the pricing schedules associated with transaction processing, and extending the term of the contract to December 31, 2024.

18. Quarterly Consolidated Statements of Operations (Unaudited)

The Company's unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 were as follows:

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$130,009,307	$148,444,489	$154,031,109	$156,834,998
Income (loss) from operations	1,467,699	3,263,114	(19,329,653)	2,553,546
Net (loss) income	923,016	2,470,764	(22,081,298)	2,543,749
Net income (loss) available for common shareholders	923,016	2,470,764	(22,747,965)	1,376,513
Earnings (loss) per share available for common shareholders:
Basic	$0.06	$0.16	$(0.93)	$0.05
Diluted	$0.05	$0.14	$(0.93)	$0.04

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$99,610,360	$110,593,168	$119,679,367	$128,765,045
Income from operations	1,169,799	1,304,533	791,156	621,623
Net income	351,359	369,760	166,346	285,019
Net income available for common shareholders	351,359	369,760	166,346	285,019
(Loss) earnings per share available for common shareholders:
Basic	$0.02	$0.02	$0.01	$0.02
Diluted	$0.02	$0.02	$0.01	$0.02

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.

We have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Report, we completed the Merger on July 29, 2016. Prior to the Merger, FTS was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Merger has required and will continue to require significant time and resources from our management and other personnel. Furthermore, FinTech, the legal acquirer in the Merger, was a non-operating public shell company prior to the Merger, and as such the internal controls of FinTech no longer exist as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2016. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation (2013 Framework).

This Report does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

2017 Shareholder Meeting

The Company will be holding its 2017 annual meeting of stockholders (the “2017 Annual Meeting”) on May 23, 2017. The record date, time and location of the 2017 Annual Meeting will be set forth in the Company’s proxy statement for the 2017 Annual Meeting.

Proposals to be included in the Company’s proxy statement for the 2017 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act, must be received by the Company on or before March 30, 2017, which the Company believes is a reasonable time before it expects to begin to print and send its proxy materials. Shareholders must deliver the proposals or nominations to the Company’s Corporate Secretary at the following address: CardConnect Corp., 100 Continental Drive, Suite 300, King of Prussia, PA 19406, Attn: Charles Bernicker. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC to be eligible for inclusion in the proxy materials for the 2017 Annual Meeting.

In addition, in accordance with the requirements contained in the Company’s second amended and restated bylaws (the “Bylaws”), stockholders who wish to bring business before the 2017 Annual Meeting outside of Rule 14a-8 under the Exchange Act or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Bylaws) is received by the Company’s Secretary, Charles Bernicker, at the address specified above, no later than the close of business on March 27, 2017.  Any such proposal must meet the requirements set forth in the Bylaws to be brought before the 2017 Annual Meeting.

Code of Ethics

The Company has adopted a code of ethics for its directors, officers and employees intended to satisfy NASDAQ listing standards and the definition of a “code of ethics” set forth in applicable Securities and Exchange Commission rules. In addition, the Company has adopted a supplemental code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller and persons performing similar functions. The codes of ethics are available on the Company's website at investors.cardconnect.com under the "Governance." The information on this website is not part of this Report.

If the Company amends or grants a waiver of one or more of the provisions of its codes of ethics, it intends to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of its codes that apply to its directors, principal executive officer, principal financial officer and principal accounting officer by posting the required information on the Company’s website at investors.cardconnect.com under the "Governance." The information on this website is not part of this Report.

Amendment to Bylaws

On March 16, 2017, the Company's board approved an amendment to the Company's bylaws to provide for Delaware as the exclusive forum for certain internal suits involving the Company, its officers and directors. A copy of the amendment is attached hereto as Exhibit 3.2(b) and the contents are incorporated herein by reference.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting to be held on May 23, 2017. The definitive proxy statement is expected to be filed with the Commission within 120 days after the close of the year ended December 31, 2016.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting to be held on May 23, 2017. The definitive proxy statement is expected to be filed with the Commission within 120 days after the close of the year ended December 31, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting to be held on May 23, 2017. The definitive proxy statement is expected to be filed with the Commission within 120 days after the close of the year ended December 31, 2016.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting to be held on May 23, 2017. The definitive proxy statement is expected to be filed with the Commission within 120 days after the close of the year ended December 31, 2016.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting to be held on May 23, 2017. The definitive proxy statement is expected to be filed with the Commission within 120 days after the close of the year ended December 31, 2016.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this report:

(1)    Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in “Item 8. Financial Statements and Supplementary Data.”

(2)    Financial Statement Schedules

None.

(3)    Exhibits

The Exhibits filed as part of this Report are identified in the Exhibit Index immediately following the signature pages of this annual report. Such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDCONNECT CORP.

/s/ Jeffrey Shanahan
Jeffrey Shanahan
Chief Executive Officer and President
Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Shanahan	Chief Executive Officer and President & Director	March 16, 2017
Jeffrey Shanahan	(principal executive officer)

/s/ Charles Bernicker	Chief Financial Officer	March 16, 2017
Charles Bernicker	(principal financial officer)

/s/ Anthony Hrzic	Principal Accounting Officer	March 16, 2017
Anthony Hrzic	(principal accounting officer)

/s/ Richard Garman	Chairman of the Board of Directors	March 16, 2017
Richard Garman

/s/ Peter Burns	Director	March 16, 2017
Peter Burns

/s/ Betsy Cohen	Director	March 16, 2017
Betsy Cohen

/s/ Toos Daruvala	Director	March 16, 2017
Toos Daruvala

/s/ Ronald Taylor	Director	March 16, 2017
Ronald Taylor

/s/ Christopher Winship	Director	March 16, 2017
Christopher Winship

EXHIBIT INDEX

Exhibit No.	Description

2.1(a)
Agreement and Plan of Merger, dated March 7, 2016, between the Company, FinTech Merger Sub, Inc. and FTS Holding Corporation (The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request).(1)

2.1(b)
Amendment No. 1, dated June 24, 2016, to Agreement and Plan of Merger, dated March 7, 2016, among the Company, FinTech Merger Sub, Inc. and FTS Holding Corporation (The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request).(1)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2(a)	Second Amended and Restated Bylaws.(2)

3.2(b)	Amendment No.1 to Second Amended and Restated Bylaws

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.(2)

4.2	Specimen Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4).(1)

4.4	Warrant Agreement, dated February 12, 2015, between Continental Stock Transfer & Trust Company and the Company.(1)

4.5	Shareholder Agreement, dated July 29, 2016, between the Company and the stockholders of the Company signatory thereto.(2)

10.1	Letter Agreement dated February 12, 2015, by and between the Company and Cantor Fitzgerald & Co.(1)

10.2	Letter Agreement, dated February 12, 2015, by and among the Company and certain security holders, officers and directors of the Company.(1)

10.3	Registration Rights Agreement, dated February 12, 2015, between the Company and certain security holders.(1)

10.4*	Form of Indemnity Agreement.(1)

10.5	Letter Agreement dated July 29, 2016 by and among the Company, and certain stockholders of the Company.(2)

10.6	Registration Rights Agreement dated July 29, 2016 by and among the Company and certain stockholders of the Company.(2)

10.7*	Amended and Restated Employment Agreement with Jeffrey Shanahan.(2)

10.8*	Amended and Restated Employment Agreement with Charles Bernicker.(2)

10.9*	Amended and Restated Employment Agreement with Patrick Shanahan.(2)

10.10*	Amended and Restated Employment Agreement with Robert Nathan.(2)

10.11*	Employment Agreement with Angelo Grecco.(2)

10.12*	Amended and Restated Employment Agreement with Abraham Marciano.(2)

10.13*	Amended and Restated Employment Agreement with Scott Dowty, as amended.(5)

10.14(a)*	Amended and Restated CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(4)

10.14(b)*	CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(3)

10.15(a)*	Form of Director Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(5)

10.15(b)*	Form of Director Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(2)

10.16(a)*	Form of Option Grant (ISO) under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(2)

10.16(b)*	Form of Option Grant (ISO - Named Executive Officer) under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(2)

10.17(a)*	Form of Employee (Non-Executive) Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(5)

10.17(b)*	Form of Employee (Executive Officer) Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan.(5)

10.18	Securities Purchase Agreement, dated June 23, 2016, between the Company and Falcon Strategic Partners V, LP.(1)

10.19(a)	Credit Agreement, dated as of July 29, 2016, with Bank of America, N.A. as syndication agent and BMO Harris Bank N.A. as Administrative Agent.(2)

10.19(b)	Amendment No. 1, dated November 2, 2016, to Credit Agreement, dated as of July 29, 2016, with Bank of America, N.A. as syndication agent and BMO Harris Bank N.A. as Administrative Agent.(5)

10.20(a)	Second Lien Credit Agreement, dated July 29, 2016, with Babson Capital Finance LLC as Administrative Agent.(2)

10.20(b)	Amendment No. 1, dated November 2, 2016, to Second Lien Credit Agreement, dated July 29, 2016, with Barings Finance LLC (f/k/a Babson Capital Finance LLC) as Administrative Agent.(5)

14.1	Code of Business Conduct and Ethics.(1)

21	Subsidiaries of the Registrant.

23	Consent of Marcum LLP.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and each of FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P. (5)

99.2	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and Brian Shanahan.(5)

99.3	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and the Sdao Family Grantor Retained Annuity Trust.(5)

99.4	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and MKY Investments LLC.(5)

99.5	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and MSSB C/F Edward E Cohen GGM IRA.(5)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed with the Company’s Registration Statement on Form S-4 (File No. 333-211139), initially filed on May 5, 2016, as amended.
(2)	Filed with the Company’s Current Report on Form 8-K filed on August 4, 2016.
(3)	Filed with the Company’s Current Report on Form 8-K/A filed on August 12, 2016.
(4)	Filed with the Company’s Current Report on Form 8-K filed on November 3, 2016.
(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016
(*)	Indicates management contract or compensatory plan or arrangement