Form 10-Q
period 2017-03-31
CardConnect Corp.
filed 2017-05-10
CIK 1614818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 3, 2017, there were 31,188,229 shares of the registrant’s common stock issued and outstanding.

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

The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the Company’s or management’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•	the Company’s future financial performance;

•	changes in the market for the Company’s products and the Company’s ability to adapt to changes in the electronic payments industry;

•	the Company's ability to integrate, and realize, the anticipated benefits of its acquisitions;

•	the ability to maintain the listing of the Company’s common stock on NASDAQ;

•	changes in applicable laws or regulations;

•	the possibility that the Company may be adversely affected by other economic, business and/or competitive factors; and

•	other risks and uncertainties, including those described under the heading “Risk Factors.”

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CardConnect Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$11,458,532	$9,385,361
Restricted cash	5,658,571	5,748,822
Accounts receivable	20,635,760	26,028,467
Processing assets	14,229,727	12,904,861
Other receivables	1,849,598	2,045,353
Related-party receivables	78,833	89,645
Prepaid income taxes	2,961,676	2,752,578
Other prepaid expenses	1,789,734	1,259,399
Other current assets	2,494,644	2,462,116
Total current assets	61,157,075	62,676,602

Property and equipment, net	6,477,308	5,591,262

Other assets:
Long-term restricted cash	1,208,333	2,145,833
Long-term related-party receivables	225,000	225,000
Long-term other receivables	256,563	265,804
Goodwill	40,241,161	40,241,161
Intangible assets, net	58,450,457	56,015,516
Long-term other assets	788,780	687,345
Total assets	$168,804,677	$167,848,523

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,281,057	$3,550,868
Residuals payable	6,514,520	7,509,824
Processing liabilities	16,133,988	14,901,323
Settlement obligation	2,336,963	2,566,997
Accrued expenses	2,368,546	3,448,839
Current portion of long-term debt	4,250,000	4,250,000
Deferred revenue	1,976,787	1,735,673
Total current liabilities	39,861,861	37,963,524

Long-term liabilities:
Accrued expenses	1,760,652	1,833,572
Long-term debt	127,967,587	128,180,814
Deferred tax liability	2,576,843	2,576,843

Total long-term liabilities	132,305,082	132,591,229

Total liabilities	172,166,943	170,554,753

Commitments and contingencies (Note 5)	—	—

Redeemable Series A Preferred Stock, par value $0.001, 1,500,000 shares issued and outstanding; liquidation value of $37,864,620 and $37,729,737 at March 31, 2017 and December 31, 2016, respectively, net of offering costs	37,294,223	37,159,339

Stockholders’ deficit:
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding (which excludes 1,500,000 shares of Series A Preferred Stock issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock, par value $0.001; 200,000,000 shares authorized; 29,165,365 and 29,051,348 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	29,165	29,051
Additional paid-in capital	3,946,412	3,163,222
Accumulated deficit	(44,632,066)	(43,057,842)
Total stockholders’ deficit	(40,656,489)	(39,865,569)
Total liabilities and stockholders’ deficit	$168,804,677	$167,848,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardConnect Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue	$156,651,013	$130,009,307

Cost of services (exclusive of depreciation and amortization shown separately below):
Interchange and pass-through	115,565,079	95,575,274
Other cost of services	24,860,667	20,245,502
Total cost of services	140,425,746	115,820,776
General and administrative	10,688,937	7,139,816
Depreciation	445,229	421,816
Amortization of intangibles	4,333,475	5,159,200
Total expenses	155,893,387	128,541,608
Income from operations	757,626	1,467,699

Other expense:
Interest expense, net	(2,459,595)	(426,043)
Other, net	(72,175)	(44,940)
Total other expense	(2,531,770)	(470,983)

(Loss) income before income tax provision	(1,774,144)	996,716
Benefit (provision) for income taxes	199,920	(73,700)
Net (loss) income	(1,574,224)	923,016
Dividends on preferred stock	(1,072,384)	—
Net (loss) income available for common stockholders	$(2,646,608)	$923,016

(Loss) earnings per share available for common stockholders:
Basic	$(0.09)	$0.06
Diluted	$(0.09)	$0.05

Weighted-average common shares outstanding:
Basic	29,124,399	15,151,872
Diluted	29,124,399	17,080,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardConnect Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating activities
Net (loss) income	$(1,574,224)	$923,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,778,704	5,581,016
Stock-based compensation expense	1,336,978	458,011
Relocation loan forgiveness	10,812	16,800
Agent advance forgiveness	20,000	—
Other	26,000	—
Amortization of debt issuance costs	286,773	—
Changes in operating assets and liabilities:
Restricted cash	90,251	118,637
Accounts receivable	5,392,707	306,293
Processing assets	(1,324,866)	229,652
Other receivables	71,610	(375,628)
Other prepaid expenses	(530,335)	(302,997)
Other assets	(133,963)	71,170
Accounts payable	2,730,189	166,982
Residuals payable	(995,304)	(127,521)
Processing liabilities	1,232,665	(348,290)
Prepaid income taxes	(209,098)	(96,240)
Accrued expenses	(1,153,213)	(1,088,720)
Deferred revenue	241,114	(64,539)
Net cash provided by operating activities	10,296,800	5,467,642

Investing activities
Change in ISO advances	87,386	151,320
Purchases of property and equipment	(1,331,275)	(342,404)
Purchases of merchant portfolios and residual buyouts	(547,000)	(2,298,000)
Advances to related parties	—	320
Payment to amend merchant program processing agreement	(4,500,000)	—
Additions to internally developed software	(1,721,416)	(714,584)
Net cash used in investing activities	(8,012,305)	(3,203,348)

Financing activities
Release of deposits held in escrow	937,500	—
Net change in settlement obligation	(230,034)	279,466
Payments on long-term debt	(500,000)	(2,000,000)
Payment of preferred stock dividend	(937,500)	—
Proceeds from stock options exercised	518,710	144,773
Net cash used in financing activities	(211,324)	(1,575,761)

Net increase in cash and cash equivalents	2,073,171	688,533
Cash and cash equivalents at beginning of year	9,385,361	3,574,661
Cash and cash equivalents at end of year	$11,458,532	$4,263,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2,145,189)	$(402,739)
Cash paid for income taxes, net of refunds	$(9,178)	$(180,000)

Supplemental disclosure of non-cash investing and financing activity:
Accrued Series A Preferred Stock dividends	$134,884	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardConnect Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Company Description and Operations

CardConnect Corp. (f/k/a FinTech Acquisition Corp.) (“CardConnect” or the “Company”) is a holding company that does not have any operations or material assets other than the ownership of CardConnect, LLC. Prior to January 15, 2015, CardConnect, LLC’s legal name was Financial Transaction Services, LLC, which had been doing business as CardConnect since April 2013. CardConnect, LLC, a Delaware limited liability company, is a provider of card-based payment processing services. CardConnect, LLC facilitates the exchange of information and funds between merchants’ and cardholders’ financial institutions by providing electronic payment processing services to merchants, including transaction authorization and electronic draft capture, transaction clearing and settlement, merchant accounting and support, and risk management. CardConnect, LLC also offers a broad range of technology solutions, including software, services and peripherals.

The Company was originally incorporated in Delaware in November 2013 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets. On July 29, 2016 (the “Closing Date”), the Company consummated a business combination with FTS Holding Corporation (“FTS”) pursuant to the agreement and plan of merger dated as of March 7, 2016, as amended, by and among the Company, FinTech Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) and FTS (the “Merger Agreement”). Under the Merger Agreement, FTS merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. In connection with the closing of the Merger, the Company changed its name from FinTech Acquisition Corp. to CardConnect Corp. and FinTech Merger Sub, Inc. changed its name to FTS Holding Corporation. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “FinTech” refers to the company prior to the closing of the Merger and “FTS” refers to FTS Holding Corporation prior to the Merger.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes thereto for the years ended December 31, 2016, 2015 and 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's 2016 Annual Report.

Principles of Consolidation and Reclassifications

The condensed consolidated financial statements include the accounts of CardConnect Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain immaterial reclassifications have been made to the prior year's condensed consolidated statement of operations to place it on a basis comparable with current year's presentation. Collectively, the consolidated group is referred to as “CardConnect” or the “Company.”

     Recently Issued Accounting Pronouncements
The recently issued accounting pronouncements are the same as those disclosed in the Company's 2016 Annual Report.

3. (Loss) Earnings per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to the Company’s common stockholders for the period by the weighted average number of common shares outstanding for the period. In computing dilutive (loss) earnings per share, basic (loss) earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, restricted stock and warrants.

Below are basic and diluted net (loss) earnings per share for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss) income	$(1,574,224)	$923,016
Less: Preferred stock dividends	(1,072,384)	—
Net (loss) income available for common stockholders	$(2,646,608)	$923,016
Denominator:
Weighted-average common shares outstanding – basic	29,124,399	15,151,872
Dilutive effect of stock options	—	1,928,742
Weighted-average common shares outstanding - diluted	29,124,399	17,080,614
Net (loss) earnings per share available for common stockholders - basic	$(0.09)	$0.06
Net (loss) earnings per share available for common stockholders - diluted	$(0.09)	$0.05

Antidilutive options, unvested restricted stock awards and warrants excluded from the computations	18,311,391	—

4. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate and, if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period.

The provision for income taxes for the three months ended March 31, 2017 and 2016 and the resulting effective tax rates were as follows:

	Three Months Ended March 31,
	2017	2016
Provision for income taxes	$(199,920)	$73,700
Effective tax rate	(11.3)%	7.4%

The effective rate for the three months ended March 31, 2017 differs from the federal statutory rate due to the expected decrease of the valuation allowance against our deferred tax assets, which decreased the Company’s effective tax rate by 44.7%. This was partially offset by the impact of indefinitely-lived intangible assets, stock-based compensation and state taxes, which increased our effective tax rate by 9.6%, 7.1% and 2.6%, respectively. The effective rate for the three months ended March 31, 2016 differs from the federal statutory rate due to a pre-Merger expected decrease in the valuation allowance against our deferred tax assets, which decreased the Company’s effective tax rate by 36.2%. This was partially offset by the impact of indefinitely-lived intangible assets and state taxes, which increased our effective tax rate by 5.4% and 2.3%, respectively.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At March 31, 2017 and 2016, the reserve for unrecognized tax benefits related to uncertain tax positions was $183,118 and $73,700, respectively.

5. Commitments and Contingencies

Processing Commitments

The Company is party to a contract with First Data Merchant Services Corporation (“FDMS”), under which FDMS provides services related to transaction processing and transmittal, transaction authorization, and data capture and access to reporting tools. On February 15, 2017, the Company entered into the Fifth Amendment to the Amended and Restated Merchant Program Processing Agreement (the "Amendment") with FDMS. Under the terms of the Amendment, the Company made a cash payment of $4,500,000 and certain contract terms were modified, which included reductions in the pricing schedules associated with transaction processing, and an extension of the term of the contract to December 31, 2024, with successive one year renewal options. The Amendment was accounted for as a service contract intangible asset and is included in intangible assets, net on the condensed consolidated balance sheet.

Legal

In November, 2016, a merchant, TS Kao, Inc. and its principal Teh Shou Kao (the “Plaintiffs”), filed a class action complaint against the Company asserting various claims including declaratory relief seeking to invalidate the Company’s merchant contracts or terms in such contracts, breach of contract and unjust enrichment seeking to monetary damages. The Company intends to vigorously defend itself from the claims asserted to oppose any motion for class certification that Plaintiffs file. The Company is unable to make an estimate of a reasonably possible loss because the matter is at an early stage and no discovery has occurred.

The Company is also involved in other ordinary course legal proceedings, which include claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business. The Company has considered all such other ordinary course legal proceedings as of March 31, 2017 in formulating its disclosures and assessments. In the opinion of the Company’s management, based on consultations with outside counsel, material losses are not considered reasonably possible in connection with these other ordinary course legal proceedings.

6. Segments

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

	For the Three Months Ended March 31,
	2017	2016
Revenue
Merchant Acquiring Services	$154,616,060	$128,080,855
Other	2,034,953	1,928,452
	156,651,013	130,009,307

Cost of services (exclusive of depreciation and amortization)
Merchant Acquiring Services	139,713,770	115,142,610
Other	711,976	678,166
	140,425,746	115,820,776

General and administrative
Merchant Acquiring Services	8,456,107	5,758,015
Other	2,232,830	1,381,801
	10,688,937	7,139,816

Income/(loss) from operations
Merchant Acquiring Services	1,849,210	1,686,364
Other	(1,091,584)	(218,665)
	757,626	1,467,699

7. Subsequent Events

Agreement and Plan of Merger

On April 3, 2017, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with CCN Chicago, LLC, a newly formed Delaware limited liability company and indirect wholly-owned subsidiary of the Company (“Merger Sub”), MertzCo, Inc., an Illinois corporation (“Target”), and Michael J. Mertz, the sole stockholder of the Target, pursuant to which the Company acquired Target through the merger of Target with and into Merger Sub (the “MertzCo Merger”). The MertzCo Merger was consummated on April 3, 2017.

Pursuant to the Merger Agreement, total consideration in the Merger was $39,000,000, consisting of (i) $12,000,000 in cash consideration and (ii) 1,982,932 shares of Company common stock, representing $27,000,000 in Company common stock based on a price per share of $13.6162, which is the value weighted average price of a share of Company common stock for 15 trading days prior to the date the parties entered into a letter of intent for the transaction (the “Equity Consideration”).

In connection with the MertzCo Merger, the Company entered into an escrow agreement dated April 3, 2017 with Michael J. Mertz, and Continental Stock Transfer & Trust Company (the “Escrow Agent”) providing for the Escrow Agent to hold 236,850 shares of the Equity Consideration in an escrow fund (the “Escrow Fund”) to secure certain rights of the Company with respect to Mr. Mertz’s indemnification obligations under the Merger Agreement (the “Escrow Agreement”). Assuming no claims are asserted, half of the Escrow Fund will be released to Mr. Mertz on January 3, 2018 and the remaining portion of the Escrow Fund will be released to Mr. Mertz on October 3, 2018.

Also in connection with the MertzCo Merger, the Company entered into an employment agreement dated April 3, 2017 with Mr. Mertz and CardConnect, LLC (the “Employment Agreement”). Commencing on April 3, 2017, Mr. Mertz will serve as the Chief Sales Officer of the Company and its subsidiaries. The initial term of Mr. Mertz’s employment period extends for five years and thereafter automatically will renew for additional one-year periods unless either party notifies the other that it does not wish to renew the agreement no later than sixty (60) days prior to the end of the current term. Mr. Mertz will earn an annual base salary of $400,000, subject to increase by the Company’s compensation committee. Subject to continued employment, Mr. Mertz will be eligible to receive, in respect of each full calendar year, an annual bonus based on the

Company’s performance, as measured by our achievement of certain target(s) as may be approved by the Company’s compensation committee.

As an inducement to enter into the Employment Agreement, on April 3, 2017, Mr. Mertz was granted non-qualified stock options pursuant to an inducement non-qualified stock option award agreement (the “Inducement Award”) to purchase 400,000 shares of common stock of the Company at an exercise price equal to the fair market value of the Company’s common stock on the grant date. Such options vest and become exercisable in four annual installments beginning on the first anniversary of the date of the grant, except that such non-qualified stock options will become fully vested and exercisable (i) if Mr. Mertz’s employment is terminated by the Company without cause or by Mr. Mertz with good reason or (ii) upon a “change of control” as defined in the Inducement Award.

The transaction will be accounted for as a business combination, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The initial accounting for the acquisition is not complete as of May 10, 2017. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as the Company obtains additional information. Additional time is needed to complete the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows:

Cash and cash equivalents	$1,343
Accounts receivable	648,347
Other prepaid expenses	47,437
Identified intangible assets	24,776,000
Property and equipment	302,264
Accounts payable	(651,589)
Accrued expenses	(365,878)
Total identifiable net assets	24,757,924
Goodwill	14,242,076
Total purchase consideration	$39,000,000

Goodwill arising from the transaction is expected to be deductible for income tax purposes. While a final determination of the value of identifiable intangibles has not been completed, management has made an initial determination that approximately $24,776,000 of the excess of cost over the net book value of the net assets should be allocated to identifiable intangible assets as shown in the table below:

	Useful Life
Estimated identifiable intangible assets:	(Years)	Fair Value
Merchant relationships	7	$14,339,000
Agent relationships	11	9,884,000
Non-compete agreement	5	553,000
Total initially estimated identifiable intangible assets		$24,776,000

The following unaudited pro forma information shows the results of the Company's operations for the three months ended March 31, 2017 and 2016 as if the MertzCo Merger had occurred on January 1, 2016. The unaudited pro forma information reflects the effects of certain pro forma adjustments to the historical information of the Company and Target. The pro forma adjustments include incremental amortization expense of identifiable intangible assets acquired, incremental interest expense associated with new long-term debt, incremental compensation expense and the elimination of intercompany revenues and cost of services for residuals paid by the Company to Target for the three months ended March 31, 2017 and 2016.

The unaudited pro forma information is being provided for illustrative purposes only and does not purport to represent the actual consolidated results of operations of the Company had the MertzCo Merger been completed on the date indicated, nor are they necessarily indicative of the Company’s future consolidated results of operations for any future period.

	Three Months Ended March 31,
	2017	2016

Revenue	$157,132,302	$130,416,759
Net (loss) income	(2,817,535)	651,747
Net (loss) income available for common stockholders	(3,889,919)	651,747

Net (loss) earnings per share available for common stockholders - basic	$(0.10)	$0.04
Net (loss) earnings per share available for common stockholders - diluted	$(0.10)	$0.03

Residual Buyouts

On April 3, 2017, in connection with the MertzCo Merger, the Company entered into portfolio purchase agreements (the “Portfolio Purchase Agreements”) with 12 sub-agents of Target providing for a residual buyout from each such sub-agent. A residual buyout represents the Company’s purchase of the right to not have to pay a residual to an independent sales agent related to certain future transactions of the agent’s referred merchants. Total consideration for the residual buyouts under the Portfolio Purchase Agreements was $4,740,000, which was paid in cash at closing on April 3, 2017.

Long-Term Debt

On April 3, 2017, the Company borrowed $16,000,000 under its first lien credit facility to fund the cash consideration for the MertzCo Merger and the Portfolio Purchase Agreements.

Inducement Option Grant

              On April 17, 2017, in connection with the hiring and appointment of an executive officer, the Company granted an inducement stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $13.95. The option has a ten year term and vests in four equal installments over a period of four years, with 25% vesting on the first anniversary of the grant date. The option was granted outside of the Company’s Amended and Restated 2016 Omnibus Equity Compensation Plan, but is subject to terms and conditions generally consistent with those in the plan. The option grant was intended to be an inducement award in accordance with NASDAQ Listing Rule 5635(c)(4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis together with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements of CardConnect Corp. and related notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017 (the "2016 Annual Report").

The information in this Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s business, operations and industry that involve risks and uncertainties, such as statements regarding the Company’s plans, objectives, expectations and intentions. The Company’s future results and financial condition may differ materially from those currently anticipated as a result of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” The Company assumes no obligation to update any of these forward-looking statements. Throughout this section, unless the context requires otherwise, “we”, “us”, "our" and the “Company” refer to CardConnect Corp. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

Introductory Note

On July 29, 2016, pursuant to the Agreement and Plan of Merger dated March 7, 2016, as amended June 24, 2016, we consummated the acquisition of FTS Holding Corporation pursuant to the merger (the “Merger”) of FTS Holding Corporation with and into our wholly-owned subsidiary, FinTech Merger Sub, Inc. (“Merger Sub”).

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

Overview

General

Our primary business is to provide Merchant Acquiring services to small and medium sized businesses ("SMB") throughout the United States. Merchant Acquiring services involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders’ financial institutions. To accomplish this, we undertake, or facilitate with third parties, merchant set-up and training, transaction authorization, settlement, merchant funding, merchant assistance and support, and risk management. We also provide integrated payment solutions utilizing our proprietary payment gateway. Our card-accepting customers are primarily SMB merchants.

We also provide services to Enterprise customers that primarily utilize sophisticated Enterprise Resource Planning ("ERP") systems to manage their businesses. These services are primarily ERP integration services utilizing our secure hosted payment gateway, and also include secure, Point-to-Point Encryption ("P2PE") payment terminals and acceptance devices. We also provide Merchant Acquiring services to certain of our Enterprise customers.

How We Assess the Performance of Our Business

Merchant Acquiring Services

We use bankcard volume and number of active SMB merchants to measure the performance of our Merchant Acquiring services.

Our total bankcard volume for the three months ended March 31, 2017 and 2016 was $6.0 billion and $4.9 billion, respectively, representing a period to period growth rate of 22.8%.

An active SMB merchant is a merchant that has processed transactions in the relevant period. The number of our active SMB merchants located across the United States was 53,402 at March 31, 2017, compared to 51,825 at December 31, 2016 and 49,853 at March 31, 2016, representing growth rates of 3.0% and 7.1%, respectively, over the periods. Bankcard volume reflects the addition of new merchants and same store sales of existing merchants, partially offset by merchants who attrited during the period. We grow the number of active SMB merchants through various distribution channels, which include independent sales organizations, integrated software vendors and our direct sales staff. We also grow the number of active SMB merchants through acquisitions of complementary businesses.

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

Enterprise Services

Revenues from our Enterprise services are largely driven by recurring fees charged for ERP integration and hosting services, and recurring P2PE device fees. For the three months ended March 31, 2017 and 2016, revenue includes $1.6 million and $1.1 million, respectively, of revenue related to Enterprise services.

Subsequent Events

Agreement and Plan of Merger

On April 3, 2017, we entered into an agreement and plan of merger (the “Merger Agreement”) with CCN Chicago, LLC, a newly formed Delaware limited liability company and indirect wholly-owned subsidiary of the Company (“Merger Sub”), MertzCo, Inc., an Illinois corporation (“Target”), and Michael J. Mertz, the sole stockholder of the Target, pursuant to which the Company acquired Target through the merger of Target with and into Merger Sub (the “MertzCo Merger”). The MertzCo Merger was effective on April 3, 2017. See Note 7 to the condensed consolidated financial statements for additional information on the MertzCo Merger.

Residual Buyouts

On April 3, 2017, in connection with the MertzCo Merger, we entered into Portfolio Purchase Agreements with 12 sub-agents of Target. Total consideration of $4.7 million was paid, in cash, at closing.

Long-Term Debt

On April 3, 2017, we borrowed $16.0 million under our first lien credit facility to fund the MertzCo Merger and Portfolio Purchase Agreements.

Inducement Option Grant

              On April 17, 2017, in connection with the hiring and appointment of an executive officer, we granted an inducement stock option to purchase 200,000 shares of our common stock at an exercise price of $13.95. The option has a ten year term and vests in four equal installments over a period of four years, with 25% vesting on the first anniversary of the grant date. The option was granted outside of our Amended and Restated 2016 Omnibus Equity Compensation Plan, but is subject to terms and conditions generally consistent with those in the plan. The option grant was intended to be an inducement award in accordance with NASDAQ Listing Rule 5635(c)(4).

Recent Developments

On January 6, 2017, our common stock was approved for continued listing on the NASDAQ Global Market. On January 6, 2017, our warrants were suspended from trading on the NASDAQ Capital Market and, as of February 27, 2017, our warrants commenced trading on the OTCQX U.S. Market.

On March 16, 2017, our board approved an amendment to our bylaws to provide for Delaware as the exclusive forum for certain internal suits involving the Company, our officers and directors. A copy of the amendment is included as an exhibit to this Form 10-Q and the contents are incorporated herein by reference.

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

Interest expense, net. For the three months ended March 31, 2017, our interest expense consists of interest on our outstanding indebtedness under our first lien credit facility and second lien credit facility, and unused facility fees. For the three months ended March 31, 2016, our interest expense consists of interest on our outstanding indebtedness under our prior revolving credit facility and unused facility fees.

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

Results of Operations

Three Months Ended March, 2017 Compared to Three Months Ended March 31, 2016

The following table shows certain data from the statements of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
(dollars in thousands)
Revenue	$156,651	$130,009	$26,642	20.5%

Cost of services (exclusive of depreciation and amortization shown separately below)
Interchange and pass-through	115,565	95,575	19,990	20.9%
Other cost of services	24,861	20,246	4,615	22.8%
Total cost of services	140,426	115,821	24,605	21.2%

General and administrative	9,352	6,682	2,670	40.0%
Stock-based compensation	1,337	458	879	191.9%
Depreciation	445	422	23	5.6%
Amortization of intangibles	4,333	5,159	(826)	(16.0%)
Total expenses	155,893	128,542	27,352	21.3%
Income from operations	758	1,468	(710)	(48.4%)

Other expense:
Interest expense, net	(2,460)	(426)	(2,034)	477.3%
Other, net	(72)	(45)	(27)	60.6%
Total other expense	(2,532)	(471)	(2,061)	437.6%

(Loss) income before income tax provision	(1,774)	997	(2,771)	(278.0%)
Provision for income taxes	200	(74)	274	(371.3%)
Net (loss) income	$(1,574)	$923	$(2,497)	(270.6%)

Revenue

Revenue increased $26.6 million, or 20.5%, from $130.0 million for the three months ended March 31, 2016 to $156.7 million for the three months ended March 31, 2017. This increase was driven by merchant growth and increased bankcard volume of $1.1 billion, or 22.8%. The growth in bankcard volume consisted of bankcard volume from new merchants and same store sales of existing merchants. See “Overview” and “How We Assess the Performance of Our Business.”

Cost of Services

Cost of services increased $24.6 million, or 21.2%, from $115.8 million for the three months ended March 31, 2016 to $140.4 million for the three months ended March 31, 2017. Interchange and pass-through increased $20.0 million, or 20.9%, from $95.6 million for the three months ended March 31, 2016 to $115.6 million for the three months ended March 31, 2017. This increase was driven by increased bankcard volume as discussed above. Other cost of services increased $4.6 million, or 22.8%, from $20.2 million for the three months ended March 31, 2016 to $24.9 million for the three months ended March 31, 2017. This increase was driven by merchant growth and increased bankcard volume, resulting in increased commission expense to be paid to our distribution partners and direct sales staff of $2.6 million, an increase in third-party processing costs of $528.0 thousand and an increase in merchant losses of $376.9 thousand.

General and Administrative Expenses

General and administrative expenses increased $2.7 million, or 40.0%, from $6.7 million for the three months ended March 31, 2016 to $9.4 million for the three months ended March 31, 2017. This increase was driven by an increase in employment costs of $1.7 million, primarily due to an increase in headcount. Professional services expenses increased $637.7 thousand, primarily due to increased legal expenses of $521.4. The increase in legal expenses was due to fees incurred in connection with the MertzCo Merger of $176.3 thousand and the Fifth Amendment to our Amended and Restated Merchant Program Processing Agreement with First Data Merchant Services Corporation of $104.5 thousand,and additional legal fees of $159.6 thousand resulting from us becoming a public company. Other general operating expenses increased $623.9 thousand, due to overall growth, additional public company expenses and increased marketing, tradeshow and other promotional costs.

Stock-based Compensation

Stock-based compensation increased $879.0 thousand, or 191.9%, from $458.0 thousand for the three months ended March 31, 2016 to $1.3 million for the three months ended March 31, 2017. The three months ended March 31, 2017 reflects stock-based compensation under the CardConnect Corp. 2016 Omnibus Equity Compensation Plan, compared to the three months ended March 31, 2016, which reflects stock-based compensation under the FTS Holding Corporation 2010 Stock Option Plan.

Depreciation and Amortization

Depreciation and amortization decreased $802.3 thousand, or 14.4%, from $5.6 million for the three months ended March 31, 2016 to $4.8 million for the three months ended March 31, 2017. This decrease was driven by a decrease in amortization of acquisition related intangible assets of $844.3 thousand.

Provision for Income Taxes

The provision for income taxes decreased $273.6 thousand, or 371.3%, from an expense of $73.7 thousand for the three months ended March 31, 2016 to a benefit of $199.9 thousand for the three months ended March 31, 2017. The effective tax rates were (11.3)% and 7.4% for the three months ended March 31, 2017 and 2016, respectively. The effective rate for the three months ended March 31, 2017 differs from the federal statutory rate due to the expected decrease of the valuation allowance against our deferred tax assets, which decreased the Company’s effective tax rate by 44.7%. This was partially offset by the impact of indefinitely-lived intangible assets, stock-based compensation and state taxes, which increased our effective tax rate by 9.6%, 7.1% and 2.6%, respectively. The effective rate for the three months ended March 31, 2016 differs from the federal statutory rate due to a pre-Merger expected decrease in the valuation allowance against our deferred tax assets, which decreased the Company’s effective tax rate by 36.2%. This was partially offset by the impact of indefinitely-lived intangible assets and state taxes, which increased our effective tax rate by 5.4% and 2.3%, respectively.

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

Our working capital, defined as current assets less current liabilities, was positive by $21.3 million and $24.7 million at March 31, 2017 and December 31, 2016, respectively. The decrease in working capital was primarily due to a $4.5 million payment in connection with the Fifth Amendment to our Amended and Restated Merchant Program Processing Agreement (the "Amendment") with First Data Merchant Services Corporation. See Item 1. Financial Statements, "Note 5. Commitments and Contingencies” for further description of the Amendment. At March 31, 2017, we had cash and cash equivalents totaling $11.5 million compared to $9.4 million at December 31, 2016. These balances do not include restricted cash, which reflects funds held in escrow to pay dividends on our Series A Preferred Stock and amounts due to merchants for processing-related cash in transit and collateral, of $5.7 million and $5.7 million at March 31, 2017 and December 31, 2016, respectively.

Our long-term debt represents the outstanding balance under our credit facilities which we have historically used to fund acquisitions and for general corporate purposes. In addition to borrowings under our credit facilities, we historically have funded our cash needs primarily with cash flows from our operating activities. As of March 31, 2017, we had $137.5 million outstanding under our first lien credit facility at an interest rate of 4.3% and we had $30.0 million available for borrowing under the revolving loan of our first lien credit facility. As of March 31, 2017, we had $40.0 million outstanding under our second lien facility at an interest rate of 10.5%. On April 3, 2017, we borrowed an additional $16.0 million under our first lien credit facility to fund the cash consideration for the MertzCo Merger and Portfolio Purchase Agreements.

We believe that our current cash balance and cash generated from operations will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

Statements of Cash Flows

The following tables reflect the changes in cash flows for the comparative periods.

	Three Months Ended March 31,
	2017	2016
(dollars in thousands)
Net cash provided by (used in):
Operating activities	$10,297	$5,468
Investing activities	(8,012)	(3,203)
Financing activities	(211)	(1,576)
Net change in cash and cash equivalents	$2,073	$689

Cash Flows Provided By Operating Activities.

We reported net cash provided by operating activities of $10.3 million for the three months ended March 31, 2017 and $5.5 million for the three months ended March 31, 2016.

Cash provided by operating activities for the three months ended March 31, 2017 reflects net loss as adjusted for non-cash operating items including depreciation and amortization and stock-based compensation. Additionally, the net cash provided for the three months ended March 31, 2017 reflects a decrease in accounts receivable of $5.4 million, and increases in processing liabilities and accounts payable of $1.2 million and $2.7 million, respectively. These sources of cash were partially offset by an increase in processing assets of $1.3 million, and decreases in accrued expenses and residuals payable of $1.2 million and $1.0 million, respectively.

Cash provided by operating activities for the three months ended March 31, 2016 reflects net income as adjusted for non-cash operating items including depreciation and amortization and stock-based compensation. Additionally, the net cash provided for the three months ended March 31, 2016 reflects decreases in accrued expenses of $1.1 million and processing liabilities of $348.3 thousand, and increases in other receivables of $375.6 thousand and other prepaid expenses of $303.0 thousand. These uses of cash were partially offset by decreases in accounts receivable and processing assets of $306.3 thousand and $229.7 thousand, respectively.

Cash Flows Used In Investing Activities.

Net cash used in investing activities was $8.0 million for the three months ended March 31, 2017 and $3.2 million for the three months ended March 31, 2016.

Cash flows used in investing activities for the three months ended March 31, 2017 reflects the $4.5 million payment in connection with the Amendment, additions to our internally developed software of $1.7 million and property and equipment and leasehold improvements of $1.3 million, and funding of residual buyouts of $547.0 thousand.

Cash flows used in investing activities for the three months ended March 31, 2016 reflect funding of residual buy outs of $2.3 million and additions to our internally developed software of $714.6 thousand.

Cash Flows Used In Financing Activities.

Net cash used in financing activities was $211.3 thousand for the three months ended March 31, 2017 and $1.6 million for the three months ended March 31, 2016.

Cash flows used in financing activities for the three months ended March 31, 2017 reflects payments under our first lien credit facility of $500.0 thousand and a decrease in our settlement obligation of $230.0 thousand. These uses of cash were partially offset by proceeds from stock options exercised of $518.7 thousand.

Cash flows used in financing activities for the three months ended March 31, 2016 reflect pre-payments under our revolving credit facility of $2.0 million.

Contractual Obligations

Information related to our contractual obligations at December 31, 2016 can be found in our 2016 Annual Report on Form 10-K, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations." There were no material changes in our contractual obligations from those reported as of December 31, 2016.

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

Critical Accounting Policies and Use of Estimates

For a description of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three-month period ended March 31, 2017.

Recent Accounting Pronouncements

The recently issued accounting pronouncements are the same as those disclosed in our 2016 Annual Report on Form 10-K.

Effects of Inflation

While inflation may impact our revenues and cost of services, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

Our credit facilities bear interest at a variable rate based on LIBOR plus a fixed margin. As of March 31, 2017, we had $137.5 million in outstanding borrowings under our credit facilities at a weighted average interest rate of 5.7%. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2017 would have increased or decreased cash interest expense on our indebtedness by approximately $1.4 million per annum.

Foreign exchange risk

Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We establish and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information required to be disclosed under the Securities Exchange Act of 1934, as amended, is properly and timely reported, and that such information is communicated to our management, including our chief executive and chief financial officers, as appropriate, to allow for timely decisions regarding disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired objectives.

We have evaluated our disclosure controls and procedures with the participation, and under the supervision, of our management, including our chief executive and chief financial officers. Based on this evaluation, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In November, 2016, a merchant, TS Kao, Inc. and its principal Teh Shou Kao (the “Plaintiffs”), filed a class action complaint against us asserting various claims including declaratory relief seeking to invalidate our merchant contracts or terms in such contracts, breach of contract and unjust enrichment seeking to monetary damages. We intend to vigorously defend ourselves from the claims asserted to oppose any motion for class certification that Plaintiffs file.

We are party to various other routine legal proceedings arising out of the ordinary course of our business. Management believes that as of March 31, 2017, none of these other actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as reported under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 8, 2017, the Company entered into indemnification agreements (“Indemnification Agreements”) with each of its directors and executive officers (“Indemnitees”). Each Indemnification Agreement provides, among other things, that the Company will indemnify and hold harmless each Indemnitee for certain expenses to the fullest extent permitted or authorized by law, including the Delaware General Corporation Law, in effect on the date of the Indemnification Agreement or as it may be amended to provide more advantageous rights to the Indemnitee, against any and all Expenses (as defined in the Indemnification Agreements).  The Indemnification Agreements also provide that the Company must advance payment of certain Expenses to an Indemnitee, subject to receipt of an undertaking from the Indemnitee to return such advance if it is it is ultimately determined that the Indemnitee is not entitled to indemnification.  The indemnification rights provided under the Indemnification Agreements are not exclusive of any other right which an Indemnitee may have or hereafter acquire under any applicable law, the Company’s Certificate of Incorporation or Bylaws, each as may be amended and restated from time to time, insurance policy, or any other agreement or vote of shareholder or directors or otherwise.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is filed as an exhibit to this Form 10-Q and incorporated herein by reference.

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
Amendment No. 1, dated June 24, 2016, to Agreement and Plan of Merger, dated March 7, 2016, among the Company, FinTech Merger Sub, Inc. and FTS Holding Corporation (The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request). (1)

2.2
Agreement and Plan of Merger, dated April 3, 2017, between the Company, MertzCo, Inc. and Michael Mertz (The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request). (4)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2(a)	Second Amended and Restated Bylaws. (2)

3.2(b)	Amendment No.1 to Second Amended and Restated Bylaws. (5)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4).

4.4	Warrant Agreement, dated February 12, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)

4.5	Shareholder Agreement, dated July 29, 2016, between the Company and the stockholders of the Company signatory thereto. (2)

10.1	Letter Agreement dated July 29, 2016 by and among the Company, and certain stockholders of the Company. (2)

10.2	Registration Rights Agreement dated July 29, 2016 by and among the Company and certain stockholders of the Company. (2)

10.3*	Amended and Restated Employment Agreement with Jeffrey Shanahan. (2)

10.4*	Amended and Restated Employment Agreement with Charles Bernicker. (2)

10.5*	Amended and Restated Employment Agreement with Patrick Shanahan. (2)

10.6*	Amended and Restated Employment Agreement with Robert Nathan. (2)

10.11*	Employment Agreement with Angelo Grecco. (2)

10.12*	Amended and Restated Employment Agreement with Abraham Marciano. (2)

10.13*	Amended and Restated Employment Agreement with Scott Dowty, as amended. (6)

10.14(a)*	Amended and Restated CardConnect Corp. 2016 Omnibus Equity Incentive Plan. (3)

10.14(b)*	Form of Director Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan. (6)

10.14(c)*	Form of Option Grant (ISO) under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan. (2)

10.14(d)*	Form of Option Grant (ISO – Named Executive Officer) under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan. (2)

10.14(e)*	Form of Employee (Non-Executive) Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan. (6)

10.14(f)*	Form of Employee (Executive Officer) Restricted Stock Grant under the CardConnect Corp. 2016 Omnibus Equity Incentive Plan. (6)

10.15(a)	Credit Agreement, dated as of July 29, 2016, with Bank of America, N.A. as syndication agent and BMO Harris Bank N.A. as Administrative Agent. (2)

10.15(b)	Amendment No. 1, dated November 2, 2016, to Credit Agreement, dated as of July 29, 2016, with Bank of America, N.A. as syndication agent and BMO Harris Bank N.A. as Administrative Agent. (2)

10.16(a)	Second Lien Credit Agreement, dated July 29, 2016, with Babson Capital Finance LLC as Administrative Agent. (2)

10.16(b)	Amendment No. 1, dated November 2, 2016, to Second Lien Credit Agreement, dated July 29, 2016, with Barings Finance LLC (f/k/a Babson Capital Finance LLC) as Administrative Agent. (2)

10.17*	Employment Agreement, dated April 3, 2017, with Michael Mertz. (4)

10.18*	Employment Agreement, dated April 17, 2017, with Amanda Abrams.

10.19*	Non-Qualified Stock Option Agreement Inducement Award, dated April 3, 2017, with Michael Mertz. (4)

10.20*	Non-Qualified Stock Option Agreement Inducement Award, dated April 17, 2017, with Amanda Abrams.

10.21	Escrow Agreement, dated April 3, 2017, between the Company, Michael Mertz and Continental Stock Trust & Transfer Company, LLC. (4)

10.22*	2010 Stock Option Plan, including forms of grant agreements.

10.23	Letter Agreement, dated February 12, 2015, by and between the Company and certain security holders, officers and directors of the Company (1)

10.24	Letter Agreement, dated February 12, 2015, by and between the Company and Cantor, Fitzgerald & Co. (1)

10.25	Registration Rights Agreement, dated February 12, 2015, by and between the Company and certain stockholders of the Company. (1)

10.26*	Form of Indemnification Agreement for executive officers and directors.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and each of FTVENTURES III, L.P., FTVENTURES III-N, L.P. and FTVENTURES III-T, L.P. (6)

99.2	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and Brian Shanahan. (6)

99.3	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and the Sdao Family Grantor Retained Annuity Trust. (6)

99.4	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and MKY Investments LLC. (6)

99.5	Securities Purchase Agreement, dated as of July 27, 2016, between the Company and MSSB C/F Edward E Cohen GGM IRA. (6)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed with the Company’s Registration Statement on Form S-4 (File No. 333-211139), initially filed on May 5, 2016, as amended.

(2)	Filed with the Company’s Current Report on Form 8-K filed on August 4, 2016, as amended.

(3)	Filed with the Company’s Current Report on Form 8-K filed on November 3, 2016.

(4)	Filed with the Company's Current Report on Form 8-K filed on April 7, 2017.

(5)	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

(6)	Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

(*)	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDCONNECT CORP.

May 10, 2017	/s/ Jeffrey Shanahan
Date	Name: Jeffrey Shanahan
Title: Chief Executive Officer and President (principal executive officer)

May 10, 2017	/s/ Charles Bernicker
Date	Name: Charles Bernicker
Title: Chief Financial Officer (principal financial officer)